Form 10KSB
period 2007-12-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2008-05-01
CIK 1409986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number: 0-52905

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(Exact name of small business issuer in its charter)

Nevada	26-0091556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4116 Antique Sterling Ct. Las Vegas, NV 89129 (Address of principal executive offices)	(702) 255-4170 (Registrant's telephone number)

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001 per share

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Registrant’s revenues for its most recent fiscal year: $0

On Dec. 31, 2007 the registrant had 2,500,000 shares of Common Stock, (0.001par value per share) issued and outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

Index to

Annual Report on Form 10-KSB

For the Period Ended December 31, 2007

PART I

ITEM 1. DESCRIPTION OF BUSINESS

CORPORATE BACKGROUND

International Industrial Enterprises, Inc. was incorporated on November 19, 1976 in the State of Delaware by John C. Prescott, a resident of Las Vegas, Nevada whose purpose was real estate investment, which continued until April 1982 at which time a bankruptcy was declared. The company became dormant until July 29, 1994 when Jose F. Garcia made an offer to purchase the company.

Plans to operate a business materialize on June 14, 2004, when Jose F. Garcia, a major stockholder purchased Karlton Management, Inc., whose name was changed to Group One Associates Inc., a Nevada Corporation. Group One Associates, Inc. became an acquisition of our company, when Mr. Garcia made it a capital contribution to our company.

The new President Edward V. Stambro had many years of experience in designing and printing tourist maps for tourist oriented locations and work began on tourist maps for Las Vegas.

Our Business stalled for eight months due to the demise of our President in October 2006. On June 18, 2007, a new President was elected and our business began anew.

While we do not own any printing equipment; we do job-out our printing needs (maps) to established printing companies. Our tourist maps are due to be printed on quality paper stock and our map designs are comical as well as informational.

We intend to hire experienced advertising salesmen to sell advertising space on our maps.

There is vigorous competition in the publishing and distribution of maps of Las Vegas.

Some of these maps are sold and some are free.

We intend to compete by offering a free Las Vegas map with advertisers, which feature main thoroughfares (no secondary roads) and the location of Hotels, Casinos, Restaurants and tourist locations.

We are not dependent upon the availability of raw materials and do not have to rely upon any principal suppliers, patents, trademarks, licenses, concessions, royalty agreements and labor contracts.

Government regulations and approval are not required nor are there any probable government regulation foreseen in the future.

Employees

At December 31, 2007, the Company had 1 full time employee.  None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 4116 Antique Sterling Ct., Las Vegas, Nevada 89129. (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

We are a Nevada corporation in good standing, with the necessary authority to offer the Shares which were issued by the company and being restricted hereunder, and be bound by the terms and conditions of performance on our part. We are not a party to or involved in or aware of any litigation or other adverse claims, lawsuits, investigations or other legal proceedings of a material nature involving us at this time.

During the past five years, none of our directors, executive officers or persons nominated to become directors or executive officers, have been convicted in a criminal proceeding. Nor have any such persons been subject to a petition under the Bankruptcy Act or any state insolvency law whether filed by or against such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or corporation or business association of which such person was an executive officer at or within two years before the time of such filing, or has a receiver, fiscal agent or similar officer ever been appointed by a court for the business or property of such person.

We are not involved in any legal proceedings and we do not know of any legal proceedings, which are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market.

At present we are not listed on any stock exchange. We intend to file for a listing on the Over-The-Counter Bulletin Board Exchange (OTC-BB) or on the Pink Sheets as soon as we become a reporting company.

This registration is for 2,500,000 shares of common stock held by the 41 shareholders. There are no options, warrants or convertible securities.

We have not declared any cash dividends in the past two years and while there are no restrictions that limit the ability to pay dividends on common stock, we are likely to do so in the future.

There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. We will request a broker-dealer to make application to the NASD to have the Company’s securities traded on the OTC Bulletin Board System or published, in print and electronic media, or either, in the Pink Sheets LLC “Pink Sheet.”

The Securities and Exchange Commission adopted Rule 15g-9 which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for trans- actions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transaction in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

For the initial listing in the NASD Small Cap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

For continued listing in the NASD SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000 a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

There are less requirements for a small business to be listed on the NASD, Over The Counter Bulletin Board (OTC-BB) Exchange.

RECENT SALE OF UNREGISTERED SECURITIES

No recent issue of unregistered securities.

All shares of Common Stock of the company's previously issued have been issued for investment purposes in a "private transaction" and are "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one-year holding period, under certain circumstances, may sell within any three-month period a number of shares that does not exceed the greater of one percent of then outstanding common stock, or the average weekly trading volume during four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sales of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the three preceding three months, an affiliate of Dechan, Inc.

These shares were issued without solicitation to friends and relatives of the Company's officers and directors who desired to assist in the building of the Company. The Company had reasonable grounds to believe prior to making an offer to the above investors, and did in fact believe, when said investments were accepted, that such purchasers (1) were purchasing for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment and were able to bear those risks. The purchasers had access to pertinent information enabling them to ask informed questions. All such sales were affected without the aid of underwriters, and no sales commissions were paid. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares, in accordance with Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION, INCLUDING SUBSEQUENT EVENTS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Plan of operation for the next twelve months

At present, there is no cash flow to sustain our operation for the next twelve months which leaves us with the following:

1.

Being a public company will position us with the ability to raise capital. Debt/Equity.

2.

We expect to obtain personal and business loans for the next six months operations from officers, directors, shareholders and business relationships. These loans will provide operational funds for the next six-month period at which time sales to advertisers are anticipated to begin and provide revenue to pay operational expenses.

3.

There are no causes for any material changes at this time.

4.

There are no seasonal aspects that could have a negative material effect on our financial condition or results of operation.

5.

The major trend is the continuous growth of the numbers of tourists 39,000,000 in 2006 of which 4,000,000 were conventioneers.

Growth process is expected to continue, as there is over ten billion dollars allocated at present for construction of facilities on the Las Vegas Strip, and plans for additional commercial and home construction are projected.

In 1956, there were 35,000 inhabitants; at present there are over two million. Growth is expected to be between 2.5% and 3.5% for the next two years.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $ 2,286 for the year ended December 31, 2007, as compared to a net loss of $ 25,761 for 2006. From the date of inception February 4, 1999, to December 31, 2007, the Company lost a total of $ 58,332. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2007, the Company had a working capital deficit of $ 15,114 compared to a working capital deficit of $ 12,828 as December 31, 2006.

For the most recent fiscal year, 2007, the Company incurred a loss in the amount of $2,286 and $25,761 for 2006. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from February 4, 1999 (date of inception) through December 31, 2007, the Company has incurred an accumulated net loss of $   58,332 has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

(iii) The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2007.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2007, the company was authorized to issue 50,000,000 shares of common stock.

ITEM 7. FINANCIAL STATEMENTS.

Financial Statements can be found on page F-1 after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

ITEM 8B. CHANGES IN INTERNAL CONTROL

There were no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal year that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS,EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 61A OF THE EXCHANGE ACT.

Executive Officers and Directors

Name	Age	Title

David W. Rodgers	45	President, Secretary, Treasurer, Director.

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

David W. Rodgers, President, Secretary Treasurer, Director.

2001 2007	R4 Services, Owner/Internet Sales and Marketing Services.
1998 2001	Research 2000, Director/ Public Relations and Advertising
1995 1997	Phoenix Media Group/Sales/Account Manager
1991 1994	Special Alert Publications, Owner/Newsletter and Corporate Report.

Education

1981	University of Notre Dame Bachelor of Science Degree, Engineering Sciences.

1997 to Present.	Web Design and Internet Marketing courses at community colleges, seminars, workshop and on-line.

1983 to Present.	Sales and Business courses at community colleges, seminars, workshop and on-line.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation of our executive officers ending Dec. 31, 2007.

Name/Title	Year	Salary	Bonus	Common Stock
David W. Rodgers
Pres/Sec/Treas/Dir.	Dec. 31, 2007	None	None	None

Employment Agreement

Currently, we do not have any employment or consultant agreements.

Compensation of Directors.

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants.

We have not grated any stock options to any of our directors and officers since inception.

Exercises of Stock Options and Year-end Option Values.

None of our directors or officers have exercised any stock options since inception.

Outstanding Stock  Options.

None of our directors or officers hold any options to purchase any shares of our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of December 31, 2007 certain information known to the Company regarding the beneficial ownership of the Company's common stock, and as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The following table sets forth information as of the date of this report concerning beneficial ownership of the Company’s Common Stock by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, and (iv) each person known by the Company to own beneficially more than five percent (5%) of the Common Stock.

Name and address	Position	Amount	Percent held	Class

David W. Rodgers	Pres/Sec/Treas/Dir.	500,000 shares	20%	Common
1982 Rainbow Blvd. # 101.

Las Vegas, NV 89108

Jose F. Garcia	Beneficial Owner	500,000 shares	20%	Common
4116 Antique Sterling Ct.
Las Vegas, NV 89129

CHANGE IN CONTROL

The Company is not aware on any arrangement that would upset the control mechanisms currently in place. Although it is conceivable that a third party could attempt a hostile takeover of the Company, the company has not received notice of any such effort.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on form SB-2 dated August 30, 2007

REPORTS ON FORM 8K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Calendar Year-end	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2005	$-0-	-0-	-0-	-0-
2006	$4700	-0-	-0-	-0-
2007	$4000	-0-	-0-	-0-

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

By: /s/ David Rogers	Date: April 29, 2008
David Rogers
President, Director, CFO, CEO

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of International Industrial Enterprises, Inc.

We have audited the accompanying balance sheet of International Industrial Enterprises, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company  as at December 31, 2007 and 2006 and the results of its’ operations and its’ stockholders equity and  cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to these financial statements the Company has incurred losses. This raises substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company LLC

Gruber & Company LLC

April 23, 2008

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$57	$72
Note Receivable	-	-
Total Current Assets	57	72

TOTAL ASSETS	57	72

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Stockholder Loan	$15,171	$12,900
Total Liabilities	15,171	12,900

Stockholders' Equity (Deficit):
Common Stock, authorized 50,000,000 shares, $.001 par value, 2,500,000,2,500,000 and 2,500,000 issued and outstanding, respectively	2,500	2,500
Additional Paid in Capital	40,685	40,685
Retained Deficit	(58,299)	(56,013)

Total Stockholders' Equity (Deficit)	(15,114)	(12,828)
Total Liabilities and Stockholders' Equity (Deficit)	$57	$72

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2007	2006

SALES	$-	$1,462

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES	2,286	27,223

LOSS	(2,286)	(25,761)

INCOME TAX EXPENSE	-	-
OTHER INCOME	-	-

NET LOSS FOR THE PERIOD	$(2,286)	$(25,761)

EARNINGS (LOSS) PER SHARE	$-	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933
Net Loss for the Year ended December 31, 2006	-	-	-	(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)
Net Loss for the year ended December 31, 2007	-	-	-	(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)
Net Loss for period ended March 31, 2008	-	-	-	(33)	(33)
Balance, March 31, 2008	2,500,000	$2,500	$40,685	$(58,332)	$(15,147)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,286)	$(25,761)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds /Payment on Note Receivable	-	5,590
Contributions to Capital
Proceeds from Loan Payable	2,271	12,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,271	18,490

INCREASE (DECREASE) IN CASH	(15)	(7,271)

Cash at beginning of period	72	7,343

Cash at end of period	$57	$72

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financials include the accounts of International Industrial Enterprises, Inc. (the “Company”) and Group One Associates, Inc. (GOA) a wholly owned subsidiary.

GOA, until July 2004 was in the corporate formation and resident agent business in the state of Nevada. In December 2005, GOA sold its assets, consisting of goodwill and a customer list to an unrelated third party. On December 21, 2005 GOA changed its name from Karlton Management Inc. GOA is in the publication of Tourists Maps business.

GOA (formerly Karlton) was incorporated in February of 1999 in the state of Nevada. The Company was incorporated in Delaware in 1976 and is the parent entity. The Company intends to seek additional acquisitions.

b. Going Concern

The Company has been unable to generate sufficient operating revenues and has incurred material losses.

There is no assurance that the Company will be able to obtain funding through the sale of additional securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. – The consolidated financial statements include the accounts of the Company and GOA. All significant inter-company balances and transactions have been eliminated in consolidation.

Fair value of financial instruments – The Company’s financial instruments consist of cash and cash equivalents, receivables, accounts payable and accrued expenses, loans payable to related parties, and loans payable to third parties, which approximate fair value because of their short maturity.

Cash and cash equivalents – For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Property and equipment – Property and equipment are recorded at cost.  All maintenance and repair costs are expensed when incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

Other assets – Other assets are recorded at the lower of cost or fair value.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, these assets are reviewed at least annually for impairment.

Revenue recognition – Revenue is recognized on sales when services are completed.  Risk of loss on accounts receivable is assessed periodically and the allowance for doubtful accounts is adjusted based on this risk assessment.

Research and development costs - Research and development costs, including patent acquisition, filing and registration costs and prototype development costs, are charged to expense in the periods incurred

Stock-based compensation – The Company may periodically issue shares of common stock for services rendered or for financing costs. The company may also periodically issue shares of common stock in conjunction with the acquisition of an all or a portion of the equity interest in a business. The shares of common stock vest immediately on issuance and are not subject to any redemption rights.

The value of the shares of common stock issued for accounting purposes is based on the market price of the shares at the date of the transaction or on the fair value of the services rendered or net assets acquired, whichever is more determinable, based on the specific facts and circumstances of each transaction.

The company may periodically issue stock options to employees and stock options or warrants to non employees in non capital raising transactions for services and for financing costs.

The Company has adopted Statement of financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFASno.123), which established a fair value method of accounting for stock based compensation plans.

The provisions of SFAS No. 123 allow companies to either record and expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, but to disclose on an annual basis the pro forma. effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS 123 was amended by SFAS No. 148, which now requires companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options issued to employees. The company has elected to continue to account for stock based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options will be measured as the excess, if any, of the fair market price of the Company’s common stock at the same date of grant above the amount an employee must pay to acquire the common stock.

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based upon the fair value of the award. The fair value of the stock based award is determined using the Black Scholes option-pricing model. The resulting amount is charged to expense on the straight line basis over the period in which the company expects to receive benefit, which is generally the vesting period.

In accordance with SFAS No. 123, the company will provide footnote disclosure with respect to stock based employee compensation. The value of a stock based award will be determined using the Black Scholes option pricing model, whereby compensation cost is the fair value of the ward as determined by the pricing model at the grant date or measurement date. The resulting amount will be charged to expense on the straight line basis over the period in which the Company expects to receive benefit, which is generally the vesting period. Stock options issued to non employee directors at fair market value will be accounted for under the intrinsic value method.

The company did not have any stock options outstanding during the years ended December 31, 2005 and 2004. Accordingly no pro forma financial disclosure is provided herein.

Income taxes – Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Earnings (loss) per share- Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

NOTE 2- STOCKHOLDER LOAN

The Company is indebted to a shareholder, a related party for a loan of $15,171. Terms indicate that it is payable on demand interest free.

NOTE 3 – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2007 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.