Form 10-Q
period 2008-06-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2008-08-14
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Yes ☒    No ☐

As of June 30 2008, the issuer had 2,500,000 shares of common stock issued and outstanding.

ITEM 1 FINANCIAL STATEMENTS

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,	December 31,
	2008	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$ (9)	$ 57	$ 72
Note Receivable	-	-	-
Total Current Assets	(9)	57	72

TOTAL ASSETS	(9)	57	72

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Stockholder Loan	$ 15,171	$ 15,171	$ 12,900
Total Liabilities	15,171	15,171	12,900

Stockholders' Equity (Deficit):
Common Stock, authorized 50,000,000 shares, $.001 par value, 2,500,000,2,500,000 and 2,500,000 issued and outstanding, respectively	2,500	2,500	2,500
Additional Paid in Capital	40,685	40,685	40,685
Retained Deficit	(58,365)	(58,299)	(56,013)

Total Stockholders' Equity (Deficit)	(15,147)	(15,114)	(12,828)
Total Liabilities and Stockholders' Equity (Deficit)	$ (9)	$ 57	$ 72

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,	For the Year Ended December 31,
	2008	2007	2006
	(unaudited)
SALES	$-	$-	$1,462

GENRAL, ADMINISTRATIVE AND SELLING EXPENSES	66	2,286	27,223

LOSS	(66)	(2,286)	(25,761)

INCOME TAX EXPENSE	-	-	-
OTHER INCOME	-	-	-

NET LOSS FOR THE PERIOD	$(66)	$(2,286)	$(25,761)

EARNINGS (LOSS) PER SHARE	$-	$-	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES

CONSOLIDATED STATEMENT OF CASH FLOW

	6 mos	6 mos	Inception to
	30-Jun -08	30-Jun-07	30 Jun-08

CASH FLOW FROM OPERATING
ACTIVITIES

Net loss	$(66)	$(466)	$(58,365)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds/Payment on Note Receivables			43,185
Cash Over	9	-	9
Proceeds from Loan Payable	-	-	15,171

NET CASH PROVIDED BY
FINANCING ACTIVITIES	9	-	58,365

INCREASE (DECREASE) IN CASH	(57)	(466)	-

Cash at beginning of period	57	650	-

Cash at end of period	$-	$184	$-

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933
Net Loss for the year ended December 31, 2006	-	-	-	(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)
Net Loss for the year ended December 31, 2007	-	-	-	(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)
Net Loss for period ended June 30, 2008	-	-	-	(66)	(66)
Balance, June 30, 2008	2,500,000	$2,500	$40,685	$(58,365)	$(15,213)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Three Months Ended June 30,	For the Year Ended December 31,
	2008	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(66)	$(2,286)	$(25,761)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds /Payment on Note Receivable	-	-	5,590
Contributions to Capital
Proceeds from Loan Payable	-	2,271	12,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,271	18,490

INCREASE (DECREASE) IN CASH	(66)	(15)	(7,271)

Cash at beginning of period	57	72	7,343

Cash at end of period	$(9)	$57	$72

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

The company did not have any stock options outstanding during the years ended December 31, 2008 and 2007. Accordingly no pro forma financial disclosure is provided herein.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $66 for the three months ended June 30, 2008, compared with a net loss of

$ 466 for the three months ended June 30, 2008.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 11, 2008

International Industrial Enterprises, Inc.
Registrant

By: /s/ David Rogers
David Rogers Chairman of the Board Chief Executive Officer