Form 10-Q
period 2008-09-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2008-11-13
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of September 30 2008, the issuer had 2,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC
CONSOLIDATED BALANCE SHEETS

	(unaudited)
	Sept. 30,	December 31,	December 31,
	2008	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$130	$57	$72
Note Receivable	-	-	-
Total Current Assets	130	57	72

TOTAL ASSETS	$130	$57	$72

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Stockholder Loan	$15,321	$15,171	$12,900
Total Liabilities	15,321	15,171	12,900

Stockholders' Equity (Deficit):
Common Stock, authorized 50,000,000 shares, $.001 par value, 2,500,000,2,500,000 and 2,500,000 issued and outstanding, respectively	2,500	2,500	2,500
Additional Paid in Capital	40,685	40,685	40,685
Retained Deficit	(58,376)	(58,299)	(56,013)

Total Stockholders' Equity (Deficit)	(15,151)	(15,114)	(12,828)
Total Liabilities and Stockholders' Equity (Deficit)	$130	$57	$72

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Nine Months Ended Sept. 30,	For the Year Ended December 31,
	2008	2007	2006
	(unaudited)
SALES	$-	$-	$1,462

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES	77	2,286	27,223

LOSS	(77)	(2,286)	(25,761)

INCOME TAX EXPENSE	-	-	-
OTHER INCOME	-	-	-

NET LOSS FOR THE PERIOD	$(77)	$(2,286)	$(25,761)

EARNINGS (LOSS) PER SHARE	$-	$-	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES

CONSOLIDATED STATEMENT OF CASH FLOW

	9 mos	12 mos	Inception to
	30-Sept-08	30-Sept-07	30-Sept-08
CASH FLOW FROM OPERATING
ACTIVITIES

Net loss	$(77)	$(699)	$(58,365)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Proceeds/Payment on Note Receivables	-	-	43,185
Cash Over	150	-
Proceeds from Loan Payable	-	-	15,321

NET CASH PROVIDED BY
FINANCING ACTIVITIES	150	-	58,506

INCREASE (DECREASE) IN CASH	73	(411)	130

Cash at beginning of period	57	824	-

Cash at end of period	$130	$125	$130

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933
Net Loss for the year ended December 31, 2006	-	-	-	(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)
Net Loss for the year ended December 31, 2007	-	-	-	(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)
Net Loss for nine months ended September 30, 2008	-	-	-	(77)	(77)
Balance, September 30, 2008	2,500,000	$2,500	$40,685	$(58,376)	$(15,191)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

AND NINE MONTHS ENDING SEPTEMBER 30, 2008

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

NOTE 2 - STOCKHOLDER LOAN

The Company is indebted to a shareholder, a related party for a loan of $15,321. Terms indicate that it is payable on demand interest free.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $77 for the nine months ended September 30, 2008, compared with a net loss of

$ 66 for the nine months ended September 30, 2008.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on September 30, 2008, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007 and nine months ended September 30, 2008

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 11, 2008

International Industrial Enterprises, Inc.
Registrant

By: /s/ David Rogers
David Rogers Chairman of the Board Chief Executive Officer