Form 10-K
period 2008-12-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2009-02-23
CIK 1409986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 000-52905

International Industrial Enterprises, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-0091556
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4116 Antique Sterling Ct.

Las Vegas, NV 89129

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 255-4170

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. YES       NO   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES       NO   X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .
Non accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   X   NO     .

For the year ended December 31, 2008, the issuer had no revenues.

As of February 20, 2009, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of February 20, 2009 was 2,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

International Industrial Enterprises, Inc.

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Twin Lakes Delaware, Inc.

PART 1

ITEM 1. - BUSINESS.

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

ITEM 1A. - RISK FACTORS.

WE HAVE NO OPERATING HISTORY OR BASIS FOR EVALUATING PROSPECTS.

Since our inception we have had minimal operations. Our independent auditor has expressed a “going concern” qualification in the Independent Auditor’s Report on the footnotes to our consolidated financial statements. This means that there is doubt as to our ability to continue operations.

WE DEPEND SUBSTANTIALLY UPON OUR PRESIDENT, WHOSE EXPERIENCE IS LIMITED, TO MAKE ALL MANAGEMENT DECISIONS.

Our ability to effect a merger will be dependent upon the efforts of our president, David Rogers. Notwithstanding the importance of Mr. Rogers, we have not entered into any employment agreement or other understanding with Mr. Rogers concerning compensation or obtained any “key man” life insurance on any of his life. The loss of the services of Mr. Rogers will have a material adverse effect on our business objectives and success. We rely upon the expertise of Mr. Rogers and do not anticipate that we will hire additional personnel.

THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT SHAREHOLDERS.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. Our officers may be entitled to receive compensation from a target company they identify or provide services to in connection with a business combination. A conflict of interest may arise between our management’s personal pecuniary interest and their fiduciary duty to our shareholders. Further, our management’s own pecuniary interest may at some point compromise their fiduciary duty to our shareholders. In addition, Mr. Rogers, our president and sole director and our chief financial officer, is currently involved with other businesses and future conflicts may arise.

WE WILL BE SUBJECT TO INTENSE COMPETITION.

We operate in the highly competitive tourist map publishing industry. We face competition from existing companies with considerably more financial and business related sources. Such competition may have an adverse effect on our profitability.

Accordingly, we expect to compete on the basis of quality and service. We expect to be less able than our larger competitors to handle generally increasing costs and expenses of doing business. Additionally, it is expected that there may be significant technological advances in the future and we may not have adequate resources to enable us to take advantage of such advances.

WE MAY ENCOUNTER UNFORESEEN COSTS IN THE TOURIST MAP BUSINESS.

Our estimates of the cost of and time to be consumed in the provision of various services customarily provided by like companies based upon management’s knowledge may not be accurate. There can be no assurance that analysis of the customer’s various needs, recommendations for and/or implementation of improvements, modifications, cost reductions, and consulting and specific problem-solving, will not cost significantly more than expected or even prove to be prohibitive. Further, we are unable to predict the amount of time or funding that will be consumed in our efforts to obtain the additional debt and/or equity financing required permitting us to offer a full range of services. There can be no assurance that cost overruns will not occur or that such cost overruns will not adversely affect us.

WE HAVE SOME MODEST DEBT OBLIGATIONS

The Company has some short-term obligations, which may affect our cash flow and ability to operate as anticipated.

ITEM 1B. - UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. - PROPERTIES.

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

ITEM 3. - LEGAL PROCEEDINGS.

None.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. - MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of February 20, 2009, there were 41 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. - SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $ 132 for the year ended December 31, 2008, as compared to a net loss of $ 2,286 for 2007. From the date of inception February 4, 1999, to December 31, 2008, the Company lost a total of $ 58,431. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company. As of December 31, 2008, the Company had a working capital deficit of $ 15,246 compared to a working capital deficit of $ 15,114 as December 31, 2007.

For the most recent fiscal year, 2008, the Company incurred a loss in the amount of $132 and $2,286 for 2007. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from February 4, 1999 (date of inception) through December 31, 2008, the Company has incurred an accumulated net loss of $58,431 has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2008.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2008, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2008.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.- -CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). - CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. - OTHER INFORMATION

None.

PART III

ITEM 10. - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of February 20, 2009:

Name	Age	Title
David W. Rodgers	45	President, Secretary, Treasurer, Director.

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

David W. Rodgers, President, Secretary Treasurer, Director.

2001 - 2007	R4 Services, Owner/Internet Sales and Marketing Services.
1998 - 2001	Research 2000, Director/ Public Relations and Advertising
1995 - 1997	Phoenix Media Group/Sales/Account Manager
1991 - 1994	Special Alert Publications, Owner/Newsletter and Corporate Report.

Education

1981	University of Notre Dame - Bachelor of Science Degree, Engineering Sciences.

1997 to Present.	Web Design and Internet Marketing courses at community colleges, seminars, workshop and on-line.

1983 to Present.	Sales and Business courses at community colleges, seminars, workshop and on-line.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2008 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. - EXECUTIVE COMPENSATION.

David Rogers is our sole officer and director.  Mr. Rogers does not receive any regular compensation for his services rendered on our behalf. Mr. Rogers did not receive any compensation during the years ended December 31, 2008 and 2007. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 20, 2009 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name and address	Position	Amount	Percent held	Class

David W. Rodgers	Pres/Sec/Treas/Dir.	500,000 shares	20%	Common
1982 Rainbow Blvd. # 101.
Las Vegas, NV 89108

Jose F. Garcia	Beneficial Owner	500,000 shares	20%	Common
4116 Antique Sterling Ct.
Las Vegas, NV 89129

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of February 20, 2009 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of David Rogers. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Gruber and Company LLC is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Gruber and Company LLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $ 3,500 and $3,000 for the fiscal years ended December 31, 2008 and 2007, respectively.

Audit-Related Fees

There were no fees billed by Gruber and Company LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed by Gruber and Company LLC for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively.

There were no fees billed by Gruber and Company LLC for other products and services for the fiscal years ended December 31, 2008 and 2007, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•

Report of Independent Registered Public Accounting Firm (Gruber and Co..-2008 and 2007)

•

Balance Sheets at December 31, 2008 and 2007

•

Statements of Operations for the years ended December 31, 2008 and 2007and for the cumulative period from January 28, 2000 (Date of Inception) to December 31, 2008

•

Statements of Changes in Shareholders’ Deficiency for the period from January 28, 2000 (Date of Inception) to December 31, 2008

•

Statements of Cash Flows for the years ended December 31, 2008 and 2007, and for the cumulative period from Nov. 19, 1976 (Date of Inception) to December 31, 2008

•

Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Industrial Enterprises, Inc.

Date: February 20, 2009

By: /s/ David Rogers
David Rogers, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2009

By: /s/ David Rogers
David Rogers, President and Director
(Principal Executive Officer)

Date: February 20, 2009

By: /s/ David Rogers
David Rogers, Chief Financial Officer
(Principal Financial and Accounting Officer)

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of International Industrial Enterprises, Inc.

We have audited the accompanying balance sheet of International Industrial Enterprises, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders equity and cash flows for the years then ended and from inception to December 31, 2008 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its’ operations and its’ stockholders equity and cash flows for the years then ended, and from inception to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has a negative equity and no real business operations. .These items among others, raises substantial doubt about its ability to continue as a going concern.. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

Gruber & Company LLC

Lake St. Louis MO 63367

January 29, 2009

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$75	$57
Note Receivable	-	-
Total Current Assets	75	57

TOTAL ASSETS	$75	$57

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Stockholder Loan	$15,321	$15,171
Total Liabilities	15,321	15,171

Stockholders' Equity (Deficit):
Common Stock, authorized 50,000,000 shares, $.001 par value, 2,500,000, and 2,500,000 issued and outstanding, respectively	2,500	2,500
Additional Paid in Capital	40,685	40,685
Retained Deficit	(58,431)	(58,299)

Total Stockholders' Equity (Deficit)	(15,246)	(15,114)
Total Liabilities and Stockholders' Equity (Deficit)	$75	$57

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	From inception to December 31,	For the Year Ended December 31,
	2008	2008	2007

SALES	$1,462	$-	$-

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES	59,893	132	2,286

LOSS	(58,431)	(132)	(2,286)

INCOME TAX EXPENSE	-	-	-
OTHER INCOME	-	-	-

NET LOSS FOR THE PERIOD	$(58,431)	$(132)	$(2,286)

EARNINGS (LOSS) PER SHARE		$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC
Consolidated Statement of Stockholders' Equity (Deficit)
			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933
Net Loss for the year ended December 31, 2006	-	-	-	(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)
Net Loss for the year ended December 31, 2007	-	-	-	(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)
Net Loss for year ended December 31, 2008	-	-	-	(132)	(132)
Balance, December 31, 2008	2,500,000	$2,500	$40,685	$(58,431)	$(15,246)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	From inception to December 31,	For the Year Ended December 31,
	2008	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(58,431)	$(132)	$(2,286)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds /Payment on Note Receivable	43,185	-	-
Contributions to Capital	-	-	-
Proceeds from Loan Payable	15,321	150	2,271

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,506	18	2,271

INCREASE (DECREASE) IN CASH	75	18	(15)

Cash at beginning of period	-	57	72

Cash at end of period	$75	$75	$57

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC

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

The Company is a development stage company whereby either planned principal operations have yet to begin, or planned principal operations have begun but the company has not realized significant revenues.

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

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2007 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.