Form 10-Q
period 2009-03-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2009-05-12
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

.	Transition Report under Section 13 or 15(d) of the Exchange Act

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

Registrant's Phone: (702) 255-4170

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes   X .  No      .

As of March 31, 2009, the issuer had 2,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$81	$75
Note Receivable	-	-
Total Current Assets	81	75

TOTAL ASSETS	$81	$75

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

Current Liabilities:
Stockholder Loan	$15,327	$15,321
Total Liabilities	15,327	15,321

Stockholders' Equity (Deficit):
Common Stock, authorized 50,000,000 shares, $.001 par value, 2,500,000, and 2,500,000 issued and outstanding, respectively	2,500	2,500
Additional Paid in Capital	40,685	40,685
Retained Deficit	(58,431)	(58,431)

Total Stockholders' Equity (Deficit)	(15,246)	(15,246)

Total Liabilities and Stockholders' Equity (Deficit)	$81	$75

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	From inception to March 31,	For the quarter ended March 31,
	2009	2009	2008

SALES	$1,462	$-	$-

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES	59,893	-	33

LOSS	(58,431)	-	(33)

INCOME TAX EXPENSE	-	-	-
OTHER INCOME	-	-	-

NET LOSS FOR THE PERIOD	$(58,431)	$-	$(33)

EARNINGS (LOSS) PER SHARE		$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933
Net Loss for the year ended December 31, 2006	-	-	-	(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)
Net Loss for the year ended December 31, 2007	-	-	-	(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)
Net Loss for year ended December 31, 2008/March 21, 2009	-	-	-	(132)	(132)
Balance, December 31, 2008	2,500,000	$2,500	$40,685	$(58,431)	$(15,246)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	From Inception to March 31,	For the Period Ended March 31,
	2009	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(58,431)	$-	$(33)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds /Payment on Note Receivable	43,185	-	-
Contributions to Capital
Proceeds from Loan Payable	15,327	6	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,512	6	-

INCREASE (DECREASE) IN CASH	81	6	(33)

Cash at beginning of period	-	75	57

Cash at end of period	$75	$81	$24

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

NOTE 2- STOCKHOLDER LOAN

The Company is indebted to a shareholder, a related party for a loan of $15,327. Terms indicate that it is payable on demand interest free.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $0 for the three months ended March 31, 2009, compared with a net loss of $33 for the three months ended March 31, 2008.

The quarter's activities were financed primarily through previous sales of restricted common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2008 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008 and three months ended March 31, 2009

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 8, 2009

International Industrial Enterprises, Inc.
Registrant

By: /s/ David Rogers
David Rogers Chairman of the Board Chief Executive Officer