Form 10-Q
period 2009-06-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2009-08-05
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer       .Accelerated filer      .

Non-accelerated filer       .Smaller reporting company  X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X .    No      .

As of June 30, 2009, the issuer had 2,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$47	$75
Note Receivable	-	-
Total Current Assets	47	75

TOTAL ASSETS	$47	75

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Stockholder Loan	$15,321	$15,321
Total Liabilities	15,321	15,321

Stockholders' Equity (Deficit):
Common Stock, authorized 50,000,000 shares, $.001 par value, 2,500,000, and 2,500,000 issued and outstanding, respectively	2,500	2,500
Additional Paid in Capital	40,685	40,685
Retained Deficit	(58,459)	(58,431)

Total Stockholders' Equity (Deficit)	(15,274)	(15,246)

Total Liabilities and Stockholders' Equity (Deficit)	$47	$75

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	From inception to March 31,	For the three months ended June 30,		For the six months ended June 30,
	2009	2009	2008	2009	2008

SALES	$1,462	$-	$-	$-	$-

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES	59,921	28	33	28	66

LOSS	(58,459)	(28)	(33)	(28)	(66)

INCOME TAX EXPENSE	-	-	-	-	-
OTHER INCOME	-	-	-	-	-

NET LOSS FOR THE PERIOD	$(58,459)	$(28)	$(33)	$(28)	$(66)

EARNINGS (LOSS) PER SHARE	$-	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	From Inception to June 30,	For the Period Ended June 30,
	2009	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(58,459)	$(28)	$(33)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds /Payment on Note Receivable	43,185	-	-
Contributions to Capital
Proceeds from Loan Payable	15,321	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,506	-	-

INCREASE (DECREASE) IN CASH	47	(28)	(33)

Cash at beginning of period	-	75	57

Cash at end of period	$47	$47	$24

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

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $28 for the six months ended June 30, 2009, compared with a net loss of $66 for the six months ended June 30, 2008.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on June 30, 2009, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008 and six months ended June 30, 2009

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: Aug. 3, 2009

International Industrial Enterprises, Inc.
Registrant

By: /s/ David Rogers
David Rogers Chairman of the Board Chief Executive Officer