Form 10-K/A
period 2008-12-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2009-09-25
CIK 1409986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $0.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

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

None.

ITEM 4.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

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

 3.

Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

__________________

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Industrial Enterprises, Inc.

Date: September 9, 2009

By: /s/ David Rogers
David Rogers, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 9, 2009

By: /s/ David Rogers
David Rogers, President and Director
(Principal Executive Officer)

Date: September 9, 2009

By: /s/ David Rogers
David Rogers, Chief Financial Officer
(Principal Financial and Accounting Officer)

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of International Industrial Enterprises, Inc.

We have audited the accompanying balance sheet of International Industrial Enterprises, Inc.(A Development Stage Company) as of December 31, 2008 and 2007,  and the related statements of operations ,stockholders equity and cash flows for the years then ended and from inception to December 31, 2008  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying  financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has a negative equity and no real business operations. .These items among others, raises substantial doubt about its ability to continue as a going concern.. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Gruber & Company LLC

Gruber & Company LLC

Lake St. Louis MO 63367

January 29, 2009

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$75	$57
Note Receivable	-	-
Total Current Assets	75	57

TOTAL ASSETS	$75	$75

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:
Stockholder Loan	$15,321	$15,171
Total Liabilities	15,321	15,171

Stockholders' Equity (Deficit):
Common Stock, authorized 50,000,000 shares, $.001 par value, 2,500,000, and 2,500,000 issued and outstanding, respectively	2,500	2,500
Additional Paid in Capital	40,685	40,685
Retained Deficit	(58,431)	(58,299)

Total Stockholders' Equity (Deficit)	(15,246)	(15,114)
Total Liabilities and Stockholders' Equity (Deficit)	$75	$75

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	From inception to December 31,	For the Year Ended December 31,
	2008	2008	2007

SALES	$1,462	$-	$-

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES	59,893	132	2,286

LOSS	(58,431)	(132)	(2,286)

INCOME TAX EXPENSE	-	-	-
OTHER INCOME	-	-	-

NET LOSS FOR THE PERIOD	$(58,431)	$(132)	$(2,286)

EARNINGS (LOSS) PER SHARE		$(0.00)	$(0.00)

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