Form 10-Q
period 2009-09-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2011-04-18
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended Sept. 30, 2009

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

Yes   X  . No      .

As of Sept. 30, 2009, the issuer had 2,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Financial Statements

For the Three Months Ended September 30, 2009 and 2008 and the

Period since Re-entering the Development Stage on

February 2, 2005 to September 30, 2009

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$11	$75
Total current assets	11	75

Total assets	$11	$75

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Currnet liabilities
Related party loan	$25,318	$19,041
Total current liabilities	25,318	19,041

Total liabilities	25,318	19,041

Stockholders' equity (deficit)
Common stock, $.001 par value; 50,000,000 shares authorized, 2,500,000 shares issued and outstanding on September 30, 2009 and December 31, 2008	2,500	2,500
Additional paid in capital	40,685	40,685
Deficit accumulated during the development stage	(68,492)	(62,151)
Total stockholders' equity (deficit)	(25,307)	(18,966)

Total liabilities and stockholders' equity (deficit)	$11	$75

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

	Three months ended September 30,		Nine months ended September 30,		Cumulative since Re-entering the Development Stage on February 2, 2005 to September 30, 2009
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		(Unaudited)

Revenue	$-	$-	$-	$-	$1,462

Operating Expenses
General and administrative	1,000	750	6,341	3,170	56,416
Professional fees	-	-	-	-	-

Total operating expenses	1,000	750	6,341	3,170	56,416

Total operating income / (loss)	(1,000)	(750)	(6,341)	(3,170)	(54,954)

Other income (expenses)
Interest expense	-	-	-	-	(15,000)

Total other income (expenses)	-	-	-	-	(15,000)

Net income / (loss)	$(1,000)	$(750)	$(6,341)	$(3,170)	$(68,492)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Nine months ended September 30,		Cumulative since Re-entering the Development Stage on February 2, 2005 to September 30, 2009
	2009	2008
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(6,341)	$(3,170)	$(68,492)
Adjustments to reconcile net income to net cash used by operating activities:	-	-	-
Changes in operating assets and liabilities:
Note payable to related party	6,277	3,221	25,318
Net cash used in operating activities	(64)	51	(43,174)

Cash flows provided by investing activities	-	-	-

Cash flow from financing activities
Proceeds from stock issuance	-	-	43,185
Net cash provided by financing activities	-	-	43,185

Net change in cash	(64)	51	11

Cash at beginning of period	75	57	-

Cash at end of period	$11	$108	$11

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock			Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2005	2,500,000	$2,500	$	$ 40,685	$(30,252)	$12,933

Net income for the year ended December 31, 2006	-	-		-	(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500		40,685	(56,013)	(12,828)

Net income for the year ended December 31, 2007	-	-		-	(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500		40,685	(58,299)	(15,114)

Net income for the year ended December 31, 2008	-	-		-	(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500		40,685	(62,151)	(18,966)

Net income for the year ended September 30, 2009	-	-		-	(6,341)	(6,341)
Balance, September 30, 2009	2,500,000	$2,500		$40,685	$(68,492)	$(25,307)

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Unaudited Consolidated Financial Statements

For the Three Months Ended September 30, 2009 and 2008 and the

Period since Re-entering the Development Stage on

February 2, 2005 to September 30, 2009

NOTE A – CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE B – GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – RELATED PARTY LOANS

A loan in the amount of $966 was given by Fernando Garcia, a major shareholder holding 5% and more of the Company’s outstanding common shares. The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

NOTE D – SUBSEQUENT EVENTS

Management has reviewed material subsequent events in accordance with FASB ASC 855 "Subsequent Events" and has evaluated subsequent events through the date of this filing and determined there is no event to disclose.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $1000 for the nine months ended Sept. 30, 2009, compared with a net loss of $750 for the nine months ended Sept. 30, 2008.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on Sept. 30, 2009, the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008 and nine months ended Sept. 30, 2009

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: March 31, 2011

International Industrial Enterprises, Inc.
Registrant

By: /s/David Rogers
David Rogers Chairman of the Board Chief Executive Officer