Form 10-K
period 2009-12-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2011-04-18
CIK 1409986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes      . No   X  .

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

Yes   X  . No      .

For the year ended December 31, 2009, the issuer had no revenues.

As of March 31, 2011, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of March 31, 2011 was 2,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

International Industrial Enterprises, Inc.

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to International Industrial Enterprises, Inc.

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

Employees

At December 31, 2009, the Company had 1 full time employee.  None of its employees were represented by a collective bargaining arrangement.

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

(b) Holders. As of March 31, 2010, there were 41 record holders of all of our issued and outstanding shares of Common Stock.

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

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $6,909 for the year ended December 31, 2009, as compared to a net loss of $ 3,852 for 2008. From the date of inception February 4, 1999, to December 31, 2009, the Company lost a total of $ 69.060. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company.

For the most recent fiscal year, 2009, the Company incurred a loss in the amount of $6,909 and $3,852 for 2008. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from February 4, 1999 (date of inception) through December 31, 2009, the Company has incurred an accumulated net loss of $69,060 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2009.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2009, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of February 20, 2009:

Name	Age	Title

David W. Rodgers	47	President, Secretary, Treasurer, Director.

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

ITEM 11.   EXECUTIVE COMPENSATION.

David Rogers is our sole officer and director.  Mr. Rogers does not receive any regular compensation for his services rendered on our behalf. Mr. Rogers did not receive any compensation during the years ended December 31, 2009 and 2008. No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name and address	Position	Amount	Percent held	Class

David W. Rodgers	Pres/Sec/Treas/Dir.	500,000 shares	20%	Common
1982 Rainbow Blvd. # 101.
Las Vegas, NV 89108

Jose F. Garcia	Beneficial Owner	500,000 shares	20%	Common
4116 Antique Sterling Ct.
Las Vegas, NV 89129

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of March 31, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Company  is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Sam Kan & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $ 2,000 and $0  for the fiscal years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees

There were no fees billed by Sam Kan & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Company for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2009 and 2008, respectively.

There were no fees billed by Sam Kan & Company for other products and services for the fiscal years ended December 31, 2009 and 2008, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Sam Kan & Company..-2009 and 2008)

•	Balance Sheets at December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009 and 2008and for the cumulative period from Feb. 2, 2005 (Date of Re entering Development Stage) to December 31, 2009

•	Statements of Changes in Shareholders’ Deficiency for the period from Feb. 2, 2005 (Date of Re entering Development Stage) to December 31, 2009

•	Statements of Cash Flows for the years ended December 31, 2009 and 2008, and for the cumulative period from Feb. 2, 2005 (Date of Re entering Development Stage) to December 31, 2009

•	Notes to Financial Statements

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

Date: April 13, 2011	International Industrial Enterprises, Inc.

By: /s/ David Rogers
David Rogers, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2011	By: /s/ David Rogers
David Rogers, President and Director
(Principal Executive Officer)

Date: April 13, 2011	By: /s/ David Rogers
David Rogers, Chief Financial Officer
(Principal Financial and Accounting Officer)

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2009

Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets As of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations For the Years Ended December 31, 2009 and 2008, and the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2009	F-4

Consolidated Statement of Changes in Stockholders' (Deficit) Equity Cumulative from February 2, 2005 to December 31, 2009	F-5

Statements of Cash Flows For the Years Ended December 31, 2009 and 2008, and the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2009	F-6

Notes to the Consolidated Financial Statements	F-7-F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

International Industrial Enterprises, Inc.

 (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of International Industrial Enterprises, Inc. (the Company) as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and since re-entering the development stage on February 2, 2005 through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2009 and December 31, 2008, and the results of its operations and cash flows for the years then ended and since re-entering the development stage on February 2, 2005 through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and December 31, 2008, and accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SAM KAN & COMPANY

Sam Kan & Company, LLP

February 14, 2011

Alameda, California

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$125	$75
Total current assets	125	75

Total assets	$125	$75

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Currnet liabilities
Related party loan	$26,000	$19,041
Total current liabilities	26,000	19,041

Total liabilities	26,000	19,041

Stockholders' equity (deficit)
Common stock, $.001 par value; 50,000,000 shares authorized, 2,500,000 shares issued and outstanding on December 30, 2009 and 2008	2,500	2,500
Additional paid in capital	40,685	40,685
Accumulated deficits	(69,060)	(62,151)
Total stockholders' deficit	(25,875)	(18,966)
deficit accumulated during the development stage

Total liabilities and stockholders' deficit	$125	$75

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative since Re-entering the Development Stage on February 2, 2005 to December 31, 2009

Revenue	$-	$-	$1,462

Operating Expenses
General and administrative	6,559	3,852	56,634
Professional fees	350	-	350
Total operating expenses	6,909	3,852	56,984

Total operating income / (loss)	(6,909)	(3,852)	(55,522)

Other income (expenses)
Interest expense	-	-	(15,000)
Total other income (expenses)	-	-	(15,000)

Net income / (loss)	$(6,909)	$(3,852)	$(69,060)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net income for the year ended December 31, 2006	-	-	-	(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net income for the year ended December 31, 2007	-	-	-	(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net income for the year ended December 31, 2008	-	-	-	(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net income for the year ended December 31, 2009	-	-	-	(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	$2,500	$40,685	$(69,060)	$(25,875)

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative since Re-entering the Development Stage on February 2, 2005 to December 31, 2009
Cash flows from operating activities
Net loss	$(6,909)	$(3,852)	$(69,060)
Adjustments to reconcile net income to net cash used by operating activities:
Changes in operating assets and liabilities:
Note payable to related party	6,959	3,870	26,000
Net cash used in operating activities	50	18	(43,060)

Cash flows provided by investing activities	-	-	-

Cash flow from financing activities
Proceeds from stock issuance	-	-	43,185
Net cash provided by financing activities	-	-	43,185

Net change in cash	50	18	125

Cash at beginning of period	75	57	-

Cash at end of period	$125	$75	$125

Supplemental cash flow for non-cash financing activities
Disposal of equipment for loan repayment	$-	$-	$-
Loan forgiven and loan assumed by shareholder	$-	$-	$-

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

International Industrial Enterprises, Inc. (the “Company”) was incorporated on November 19, 1976 in the State of Delaware by John C. Prescott, a resident of Las Vegas, Nevada whose purpose was real estate investment, which continued until April 1982 at which time a bankruptcy was declared. The Company became dormant until July 29, 1994 when Jose F. Garcia made an offer to purchase the company.

Plans to operate a business materialize on June 14, 2004, when Jose F. Garcia, a major stockholder purchased Karlton Management, Inc., whose name was changed to Group One Associates Inc., a Nevada Corporation. Group One Associates, Inc. became an acquisition of International Industrial Enterprises, when Mr. Garcia made it a capital contribution to the Company.

On February 2, 2005, Edward V. Stambro, former Director/President/Secretary/Treasurer, went on dialysis. The Company’s business was at a halt and as a result, the Company re-entered the development stage.

The operation of business stalled for eight months due to the demise of the Company’s President in October 2006.  On June 18, 2007, a new President was elected and the business began anew.  The Company designs the tourist maps and job-out the printing needs of maps to established printing companies.

The Company is a development stage company with 50,000,000 shares of common stocks at $0.001 par value of which 2,500,000 are outstanding.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2009

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of December 31, 2009. There were 2,500,000 shares of common stock have been issued and outstanding.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated.  The adoption of this guidance during our current fiscal quarter did not have any impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.  The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements.  Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

On July 1, 2009, Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) became the sole source of authoritative Generally Accepted Accounting Principles (“GAAP”) literature recognized by the Financial Accounting Standards Board for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Security Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Except for applicable SEC rules and regulations and a limited number of grandfathered standards, all other sources of GAAP for nongovernmental entities were superseded by the issuance of ASC. ASC did not change GAAP, but rather combined the sources of GAAP and the framework for selecting among those sources into a single source. Accordingly, the adoption of ASC had no impact on the financial results of the Company.

In June 2009, the FASB issued ASU 2009-17, Consolidation (ASC 810) “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This new standard also requires additional disclosures about an enterprise’s involvement in variable interest entities. The Company adopted this pronouncement on January 1, 2010 but there was no significant impact on its financial statements.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2009

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  ASC 105 establishes the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative accounting and reporting standards in the United States for all non-government entities, with the exception of the Securities and Exchange Commission and its staff.  It does not include any new guidance or interpretations of US GAAP, but merely eliminates the existing hierarchy and codifies the previously issued standards and pronouncements into specific topic areas.  The Codification was adopted on July 1, 2009 for the Company’s financial statements for the year ended December 31, 2009.

In June 2009, the FASB issued FAS 140/166, “Accounting for Transfers of Financial Assets,” an amendment of FAS 140, which now resides with ASC 860, “Transfers and Servicing.” ASC 860 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860 to have an impact on the Company’s results of operations, financial condition or cash flows.

In May 2009, the FASB issued ASC 855, “Subsequent Events”.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, was effective for interim or annual periods ending after June 15, 2009.  The Company adopted this standard as of June 30, 2009; however, the adoption of ASC 855 had no impact to the Company’s consolidated financial statements.

In April 2009, the FASB issued an update to ASC 820, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  This update to ASC 820 was effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE B – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2009, the Company has incurred net operating losses of $6,909 for the year then ended. The Company has a working capital deficit of approximately $25,875.  Management expected to seek potential investors and other business opportunities from all known sources.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2009

NOTE C – EARNING PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, previously known as SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of December 31, 2009 or 2008.

NOTE D – RELATED PARTY LOAN

The Company has an unsecured non-interest bearing related party loan in the amount of $26,000 and $19,041 at December 31, 2009 and December 31, 2008 respectively. This advance is from a related party who is the major shareholder and the officer of the Company.  The advance is due on demand.

NOTE E – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of December 31, 2008 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE F – SUBSEQUENT EVENT

Management has reviewed material subsequent events in accordance with FASB ASC 855 "Subsequent Events". No additional disclosures required.