Form 10-Q
period 2010-06-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2011-04-18
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X .	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

.	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from __________ to __________

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

Yes   X  . No      .

As of June 30, 2010, the issuer had 2,500,000 shares of common stock issued and outstanding.

ITEM 1.   FINANCIAL STATEMENTS

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Financial Statements

For the Three Months Ended June 30, 2010 and 2009 and the

Period since Re-entering the Development Stage on

February 2, 2005 to June 30, 2010

Page(s)
Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	4

Consolidated Statements of Operations for the three and six months ended June 30, 2010 (unaudited) and 2009 and the period since re-entering the development stage on February 2, 2005 to June 30, 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 (unaudited) and 2009 and the period since re-entering the development stage on February 2, 2005 to June 30, 2010 (unaudited)	6

Notes to the Unaudited Consolidated Financial Statements	7

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$53	$125
Total current assets	53	125

Total assets	$53	$125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Currnet liabilities
Related party loan	$26,525	$26,000
Total current liabilities	26,525	26,000

Total liabilities	26,525	26,000

Stockholders' equity (deficit)
Common stock, $.001 par value; 50,000,000 shares authorized, 2,500,000 shares issued and outstanding on June 30, 2010 and December 31, 2009	2,500	2,500
Additional paid in capital	40,685	40,685
Deficit accumulated during the development stage	(69,657)	(69,060)
Total stockholders' equity (deficit)	(26,472)	(25,875)

Total liabilities and stockholders' equity (deficit)	$53	$125

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

	Three months ended June 30,		Six months ended June 30,		Cumulative since Re-entering the Development Stage on February 2, 2005 to June 30, 2010
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)		(Unaudited)

Revenue	$-	$-	$-	$-	$1,462

Operating Expenses
General and administrative	136	5,138	597	5,341	57,231
Professional fees	-	-	-	-	350
Total operating expenses	136	5,138	597	5,341	57,581

Total operating income / (loss)	(136)	(5,138)	(597)	(5,341)	(56,119)

Other income (expenses)
Interest expense	-	-	-	-	(15,000)
Total other income (expenses)	-	-	-	-	(15,000)

Net income / (loss)	$(136)	$(5,138)	$(597)	$(5,341)	$(69,657)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Six months ended June 30,		Cumulative since Re-entering the Development Stage on February 2, 2005 to June 30, 2010
	2010	2009
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(597)	$(5,341)	$(69,657)
Adjustments to reconcile net income to net cash used by operating activities:	-	-	-
Changes in operating assets and liabilities:
Note payable to related party	525	5,313	26,525
Net cash used in operating activities	(72)	(28)	(43,132)

Cash flows provided by investing activities	-	-	-

Cash flow from financing activities
Proceeds from stock issuance	-	-	43,185
Net cash provided by financing activities	-	-	43,185

Net change in cash	(72)	(28)	53

Cash at beginning of period	125	75	-

Cash at end of period	$53	$47	$53

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$15,000
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net income for the year ended December 31, 2006	-	-	-	(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net income for the year ended December 31, 2007	-	-	-	(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net income for the year ended December 31, 2008	-	-	-	(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net income for the year ended December 31, 2009	-	-	-	(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	2,500	40,685	(69,060)	(25,875)

Net income for the year ended June 30, 2010	-	-	-	(597)	(597)
Balance, June 30, 2010	2,500,000	$2,500	$40,685	$(69,657)	$(26,472)

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Unaudited Consolidated Financial Statements

For the Three Months Ended June 30, 2010 and 2009 and the

Period since Re-entering the Development Stage on

February 2, 2005 to June 30, 2010

NOTE A – CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 and 2008 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE C – RELATED PARTY LOANS

A loan in the amount of $100 was given by Fernando Garcia, a major shareholder holding 5% and more of the Company’s outstanding common shares. The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $136 for the three months ended June 30, 2010, compared with a net loss of $5,138 for the three months ended June 30, 2009.

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on June 30, 2010, the Company's disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A.   RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009 and three months ended June 30, 2010.

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