Form 10-K
period 2010-12-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2011-04-18
CIK 1409986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, $0.001 par value: (Title of class)

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

Yes   X  . No      .

For the year ended December 31, 2010, the issuer had no revenues.

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

Employees

At December 31, 2010, the Company had 1 full time employee.  None of its employees were represented by a collective bargaining arrangement.

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

(b) Holders. As of March 31, 2011, there were 41 record holders of all of our issued and outstanding shares of Common Stock.

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

Plan of operation for the next twelve months

At present, there is no cash flow to sustain our operation for the next twelve months which leaves us with the following:

1.Being a public company will position us with the ability to raise capital. Debt/Equity.

2.We expect to obtain personal and business loans for the next six months operations from officers, directors, shareholders and business relationships. These loans will provide operational funds for the next six-month period at which time sales to advertisers are anticipated to begin and provide revenue to pay operational expenses.

3.There are no causes for any material changes at this time.

4. There are no seasonal aspects that could have a negative material effect on our financial condition or results of operation.

5.The major trend is the continuous growth of the numbers of tourists 39,000,000 in 2006 of which 4,000,000 were conventioneers.

Growth process is expected to continue, as there is over ten billion dollars allocated at present for construction of facilities on the Las Vegas Strip, and plans for additional commercial and home construction are projected.

In 1956, there were 35,000 inhabitants; at present there are over two million. Growth is expected to be between 2.5% and 3.5% for the next two years.

(ii) RESULTS OF OPERATIONS

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $3,419 for the year ended December 31, 2009, as compared to a net loss of $ 6,909 for 2009. From the date of return to development stage February 2, 2005, to December 31, 2010, the Company lost a total of $ 72,479. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The Company has financed its expenses and costs thus far through financing and through the increase in its accounts payable, payments made by others for the company and by the settlement of the payable amounts with shares of common stock of the Company.

For the most recent fiscal year, 2010, the Company incurred a loss in the amount of $3,419 and $6,909 for 2009. Both years’ losses are a result of organizational expenses and expenses associated with setting up a Company structure in order to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from February 2, 2005 (date of return to development stage) through December 31, 2010, the Company has incurred an accumulated net loss of $72,479 and has not attained profitable operations. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations so that they are profitable.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including the cost of auditing and filing required documents for 2010.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors.  However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all.  Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2010, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2010 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11.   EXECUTIVE COMPENSATION.

David Rogers is our sole officer and director.  Mr. Rogers does not receive any regular compensation for his services rendered on our behalf. Mr. Rogers did not receive any compensation during the years ended December 31, 2010 and 2009.  No officer or director is required to make any specific amount or percentage of his business time available to us.

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

Audit Fees

The aggregate fees billed by Sam Kan & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $3,000 and $2,000  for the fiscal years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

There were no fees billed by Sam Kan & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2010 and 2009, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Company for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2010 and 2009, respectively.

There were no fees billed by Sam Kan & Company for other products and services for the fiscal years ended December 31, 2010 and 2009, respectively.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Sam Kan & Company..-2010 and 2009)

•	Balance Sheets at December 31, 2010 and 2009

•	Statements of Operations for the years ended December 31, 2010 and 2009and for the cumulative period from Feb. 2, 2005 (Date of Re entering Development Stage) to December 31, 2010

•	Statements of Changes in Shareholders’ Deficiency for the period from Feb. 2, 2005 (Date of Re entering Development Stage) to December 31, 2010

•	Statements of Cash Flows for the years ended December 31, 2010 and 2009, and for the cumulative period from Feb. 2, 2005 (Date of Re entering Development Stage) to December 31, 2020

•	Notes to Financial Statements

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

Date: April 14, 2011

By: /s/ David Rogers
David Rogers, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2011

By: /s/ David Rogers
David Rogers, President and Director
(Principal Executive Officer)

Date: April 14, 2011

By: /s/ David Rogers
David Rogers, Chief Financial Officer
(Principal Financial and Accounting Officer)

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2010

Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets As of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations For the Years Ended December 31, 2010 and 2009, and the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2010	F-4

Consolidated Statement of Changes in Stockholders' Equity (Deficit) Cumulative from February 2, 2005 to December 31, 2010	F-5

Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009, and the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2010	F-6

Notes to the Consolidated Financial Statements	F-7-F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

International Industrial Enterprises, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of International Industrial Enterprises, Inc. (hereinafter the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended and since re-entering the development stage on February 2, 2005 through December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2010 and December 31, 2009, and the results of its operations and cash flows for the years then ended and since re-entering the development stage on February 2, 2005 through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and 2009, and accordingly, we do not express an opinion thereon.

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

/s/ SAM KAN & COMPANY

Sam Kan & Company, LLP

March 14, 2011

Alameda, California

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS

Current assets
Cash and cash equivalents	$79	$125
Total current assets	79	125

Total assets	$79	$125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Currnet liabilities
Related party loan	$29,373	$26,000
Total current liabilities	29,373	26,000

Total liabilities	29,373	26,000

Stockholders' deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 2,500,000 shares issued and outstanding on December 31, 2010 and 2009	2,500	2,500
Additional paid in capital	40,685	40,685
Deficit accumulated during the development stage	(72,479)	(69,060)
Total stockholders' deficit	(29,294)	(25,875)

Total liabilities and stockholders' deficit	$79	$125

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

	Year ended December 31,	Year ended December 31,	Cumulative since Re-entering the Development Stage on February 2, 2005 to December 31, 2010
	2010	2009

Revenue	$-	$-	$1,462

Operating Expenses
General and administrative	919	6,559	57,553
Professional fees	2,500	350	2,850
Total operating expenses	3,419	6,909	60,403

Total operating loss	(3,419)	(6,909)	(58,941)

Other income (expenses)
Interest expense	-	-	(15,000)
Total other income (expenses)	-	-	(15,000)

Net loss	$(3,419)	$(6,909)	$(72,479)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net income for the year ended December 31, 2006	-	-	-	(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net income for the year ended December 31, 2007	-	-	-	(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net income for the year ended December 31, 2008	-	-	-	(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net income for the year ended December 31, 2009	-	-	-	(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	2,500	40,685	(69,060)	(25,875)

Net income for the year ended December 31, 2010	-	-	-	(3,419)	(3,419)
Balance, December 31, 2010	2,500,000	$2,500	$40,685	$(72,479)	$(29,294)

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year ended December 31,	Year ended December 31,	Cumulative since Re-entering the Development Stage on February 2, 2005 to December 31, 2010
	2010	2009

Cash flows from operating activities
Net loss	$(3,419)	$(6,909)	$(72,479)
Adjustments to reconcile net income to net cash used by operating activities:	-	-	-
Changes in operating assets and liabilities:
Note payable to related party	3,373	6,959	29,373
Net cash used in operating activities	(46)	50	(43,106)

Cash flows provided by investing activities	-	-	-

Cash flow from financing activities
Proceeds from stock issuance	-	-	43,185
Net cash provided by financing activities	-	-	43,185

Net change in cash	(46)	50	79

Cash at beginning of period	125	75	-

Cash at end of period	$79	$125	$79

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$15,000
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

International Industrial Enterprises, Inc. (hereinafter the “Company”) was incorporated on November 19, 1976 in the State of Delaware by John C. Prescott, a resident of Las Vegas, Nevada whose purpose was real estate investment, which continued until April 1982 at which time a bankruptcy was declared. The Company became dormant until July 29, 1994 when Jose F. Garcia made an offer to purchase the company.

Plans to operate a business materialize on June 14, 2004, when Jose F. Garcia, a major stockholder purchased Karlton Management, Inc., whose name was changed to Group One Associates Inc., a Nevada Corporation (hereinafter “GOA”). GOA became an acquisition of International Industrial Enterprises, when Mr. Garcia made it a capital contribution to the Company. GOA is a wholly owned subsidiary of the Company.

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

Basis of Presentation

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce consolidated financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2010

Use of Estimates

The preparation of the consolidated financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of December 31, 2010. There were 2,500,000 shares of common stock have been issued and outstanding.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2010

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

NOTE B – GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2010, the Company has incurred net operating losses of $3,419 for the year then ended. The Company has a working capital deficit of $29,294. Management expected to seek potential investors and other business opportunities from all known sources.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2010

NOTE C – EARNING PER COMMON SHARE

Net loss per share is calculated in accordance with ASC 260, previously known as SFAS No. 128, “Earnings Per Share.” There are no potentially dilutive securities or derivative instruments outstanding as of December 31, 2010 and 2009.

NOTE D – RELATED PARTY LOAN

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 and $26,000 at December 31, 2010 and December 31, 2009 respectively. This advance is from a related party, Fernando Garcia, a major shareholder holding 5% and more of the Company’s outstanding common shares. The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

NOTE E – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of December 31, 2010 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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