Form 10-Q
period 2011-03-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2011-05-13
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X .

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, the issuer had 2,500,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 and the

Period since Re-entering the Development Stage on

February 2, 2005 to March 31, 2011

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 and the

Period since Re-entering the Development Stage on

February 2, 2005 to March 31, 2011

Page(s)
Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	4

Consolidated Statements of Operations for the three months ended March 31, 2011 (unaudited) and 2010 and the period since re-entering the development stage on February 2, 2005 to March 31, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2011 (unaudited) and 2010 and the period since re-entering the development stage on February 2, 2005 to March 31, 2011 (unaudited)	6

Notes to the Unaudited Consolidated Financial Statements	7

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$37	$79
Total current assets	37	79

Total assets	$37	$79

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Related party loan	$29,373	$29,373
Accrued expense	500	-
Total current liabilities	29,873	29,373

Total liabilities	29,873	29,373

Stockholders' equity (deficit)
Common stock, $.001 par value; 50,000,000 shares authorized, 2,500,000 shares issued and outstanding on March 31, 2011 and December 31, 2010	2,500	2,500
Additional paid in capital	40,685	40,685
Deficit accumulated during the development stage	(73,021)	(72,479)
Total stockholders' equity (deficit)	(29,836)	(29,294)

Total liabilities and stockholders' equity (deficit)	$37	$79

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

	Three months ended March 31,		Cumulative since Re-entering the Development Stage on February 2, 2005 to March 31, 2011
	2011	2010
	(Unaudited)		(Unaudited)

Revenue	$-	$-	$1,462

Operating expenses
General and administrative	542	461	60,945
Total operating expenses	542	461	60,945

Total operating income / (loss)	(542)	(461)	(59,483)

Other income (expenses)
Interest expense	-	-	(15,000)
Total other income (expenses)	-	-	(15,000)

Net income / (loss)	$(542)	$(461)	$(73,021)

Basic and diluted loss per common share	$0.00	$0.00

Weighted average shares outstanding	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Three months ended March 31,		Cumulative since Re-entering the Development Stage on February 2, 2005 to March 31, 2011
	2011	2010
	(Unaudited)		(Unaudited)
Cash flows from operating activities
Net loss	$(542)	$(461)	$(73,021)
Adjustments to reconcile net income to net cash used by operating activities:	-	-	-
Changes in operating assets and liabilities:
Note payable to related party	-	425	29,373
Accrued expense	500	-	500
Net cash used in operating activities	(42)	(36)	(43,148)

Cash flows provided by investing activities	-	-	-

Cash flow from financing activities
Proceeds from stock issuance	-	-	43,185
Net cash provided by financing activities	-	-	43,185

Net change in cash	(42)	(36)	37

Cash at beginning of period	79	125	-

Cash at end of period	$37	$89	$37

Supplemental cash flow Information:
Cash paid for interest	$-	$-	$15,000
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010 and the

Period since Re-entering the Development Stage on

February 2, 2005 to March 31, 2011

NOTE A – CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 and 2009 audited consolidated financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE C – SUBSEQUENT EVENTS

Management has reviewed material subsequent events subsequent to the quarter ended March 31, 2011 and prior to the filing of consolidated financial statements in accordance with FASB ASC 855 "Subsequent Events" and has evaluated subsequent events through the date of this filing and determined there is no event to disclose.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $542 for the three months ended March 31, 2011, compared with a net loss of $461 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception the Company has had limited operating capital, and has relied heavily on debt and equity financing.

The financial statements as of and for the period ended on December 31, 2010 expressed their substantial doubt as to the Company's ability to continue as a going concern. Without additional capital, it is unlikely that the Company can continue as a going concern. The Company plans to raise operating capital via debt and equity offerings. However, there are no assurances that such offerings will be successful or sufficient to fund the operations of the Company. In the event the offerings are insufficient, the Company has not formulated a plan to continue as a going concern. Moreover, if such offerings are successful, they may result in substantial dilution to the existing shareholders.

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

CONTROLS AND PROCEDURES

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that on March 31, 2011, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010 and three months ended March 31, 2011.

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

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 12, 2011

International Industrial Enterprises, Inc.
Registrant

By: /s/ David Rogers
David Rogers Chairman of the Board Chief Executive Officer