Form 10-Q
period 2011-06-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2012-06-27
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of May 4, 2012, the issuer had 2,500,000 shares of common stock issued and outstanding.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

FORM 10-Q

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

	Consolidated Statements of Operations (Unaudited) For the Three And Six Months Ended June 30, 2011 and 2010 and the period from February 2, 2005 to June 30, 2011	4

	Consolidated Statement of Stockholders' Equity (Unaudited) For the Six Months Ended June 30, 2011	5

	Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2011 and 2010 and the period from February 2, 2005 to June 30, 2011	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

Item 4(T).	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

Item 1. Financial Statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$79
Total Current Assets	-	79

Total Assets	$-	$79

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party loan	$29,373	$29,373
Accrued expense	715	-
Total Current Liabilities	30,088	29,373

Total Liabilities	30,088	29,373

Stockholders' Deficit
Common stock, par value $.001, 50,000,000 shares authorized; 2,500,000 issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(73,273)	(72,479)
Total Stockholders' Deficit	(30,088)	(29,294)
Total Liabilities and Stockholders' Deficit	$-	$79

See accompanying notes to financial statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2011 and 2010

					Cumulative since
					Re-entering the
					Development
	Three Months Ended		Six Months Ended		Stage on
	June 30,		June 30,		February 2, 2005
	2011	2010	2011	2010	to June 30, 2011
Revenue
Revenue	$-	$-	$-	$-	$1,462

Operating expenses
General and administrative	252	136	794	597	61,197
Total operating expenses	252	136	794	597	61,197
Loss from operations	(252)	(136)	(794)	(597)	(59,735)

Other income/(expense)
Interest expense	-	-	-	-	(15,000)
Total other income (expense)	-	-	-	-	(15,000)
Net loss	$(252)	$(136)	$(794)	$(597)	$(74,735)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholder's
	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net loss				(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net loss				(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net loss				(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net loss				(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	2,500	40,685	(69,060)	(25,875)

Net loss				(3,419)	(3,419)
Balance, December 31, 2010	2,500,000	2,500	40,685	(72,479)	(29,294)

Net loss				(794)	(794)
Balance, June 30, 2011	2,500,000	$2,500	$40,685	$(73,273)	$(30,088)

See accompanying notes to financial statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2011 and 2010

			Cumulative since
			Re-entering the
	Six Months Ended		Development Stage
	June 30,		on February 2, 2005
	2011	2010	to June 30, 2011
Cash flows from operating activities
Net loss	$(794)	$(597)	$(74,735)
Adjustments to reconcile net loss to net cash (used) by provided by operating activities:	-	-	-
Changes in operating assets and liabilities:
Accrued expense	715	-	715

Net cash used in operating activities	(79)	(597)	(74,020)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	-	525	29,373
Proceeds from stock issuance	-	-	43,185
	-	-	1,462
Net cash provided by financing activities	-	525	74,020

Net change in cash	(79)	(72)	-
Cash at beginning of period	79	125	-
Cash at end of period	$-	$53	$-

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010 and the

Period since Re-entering the Development Stage on February 2, 2005 to June 20, 2011

NOTE A – CONDENSED FINANCIAL STATEMENTS

The unaudited financial statements of International Industrial Enterprises, Inc. as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 as filed with the Securities and Exchange Commission as part of our Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

NOTE C – SUBSEQUENT EVENTS

Management has reviewed material subsequent events subsequent to the quarter ended June 30, 2011 and prior to the filing of consolidated financial statements in accordance with FASB ASC 855 "Subsequent Events" and has evaluated subsequent events through the date of this filing and determined there is no event to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $794 for the six months ended June 30, 2011, compared with a net loss of $597 for the six months ended June 30, 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that as of the date of this report, the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010 and six months ended June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit No.	Identification of Exhibit

31.1*	Certification of David Rodgers, Chief Executive Officer and Chief Financial Officer of International Industrial Enterprises, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David Rodgers, Chief Executive Officer and Chief Financial Officer of International Industrial Enterprises, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*    Filed Herewith

(b)   REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 27, 2012

International Industrial Enterprises, Inc.
Registrant

By:	/s/ David Rodgers
David Rodgers
Chairman of the Board
Chief Executive Officer

