Form 10-Q
period 2011-09-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2012-06-27
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Registrant's Phone: (702) 255-4170

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒. No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐.

As of May 4, 2012, the issuer had 2,500,000 shares of common stock issued and outstanding.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

FORM 10-Q

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1

Consolidated Statements of Operations (Unaudited) For the Three And Nine Months Ended September 30, 2011 and 2010 and the period from February 2, 2005 to September 30, 2011	2

Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Nine Months Ended September 30, 2011	3

Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2011 and 2010 and the period from February 2, 2005 to September 30, 2011	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	6

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	8

Item 4(T). Controls and Procedures	8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	10

Item 1. Financial Statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$53	$79
Total Current Assets	53	79
Total Assets	$53	$79

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party loan	$29,373	$29,373
Accrued expense	6,811	-
Total Current Liabilities	36,184	29,373

Total Liabilities	36,184	29,373

Stockholders' Deficit
Common stock, par value $.001, 50,000,000 shares authorized; 2,500,000 issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(79,316)	(72,479)
Total Stockholders' Deficit	(36,131)	(29,294)
Total Liabilities and Stockholders' Deficit	$53	$79

See accompanying notes to financial statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2011 and 2010

					Cumulative since
					Re-entering the
					Development
					Stage on
	Three Months Ended		Nine Months Ended		February 2, 2005
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011
Revenue
Revenue	$-	$-	$-	$-	$1,462

Operating expenses
General and administrative	6,043	36	6,837	633	67,240
Total operating expenses	6,043	36	6,837	633	67,240
Loss from operations	(6,043)	(36)	(6,837)	(633)	(65,778)

Other income/(expense)
Interest expense	-	-	-	-	(15,000)
Total other income (expense)	-	-	-	-	(15,000)
Net loss	$(6,043)	$(36)	$(6,837)	$(633)	$(80,778)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholder's
	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net loss				(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net loss				(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net loss				(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net loss				(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	2,500	40,685	(69,060)	(25,875)

Net loss				(3,419)	(3,419)
Balance, December 31, 2010	2,500,000	2,500	40,685	(72,479)	(29,294)

Net loss				(6,837)	(6,837)
Balance, September 30, 2011	2,500,000	$2,500	$40,685	$(79,316)	$(36,131)

See accompanying notes to financial statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2011 and 2010

			Cumulative since
			Re-entering the
			Development Stage
	Nine Months Ended		on February 2, 2005
	September 30,		to September 30,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(6,837)	$(633)	$(80,778)
Adjustments to reconcile net loss to net cash (used) by provided by operating activities:	-	-	-
Changes in operating assets and liabilities:
Accrued expense	6,811	-	6,811
Net cash used in operating activities	(26)	(633)	(73,967)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	-	525	29,373
Proceeds from stock issuance	-	-	43,185
Other items	-	-	1,462
Net cash provided by financing activities	-	525	74,020

Net change in cash	(26)	(108)	53
Cash at beginning of period	79	125	-
Cash at end of period	$53	$17	$53

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010 and the

Period since Re-entering the Development Stage on February 2, 2005 to September 20, 2011

NOTE A – CONDENSED FINANCIAL STATEMENTS

The unaudited financial statements of International Industrial Enterprises, Inc. as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 as filed with the Securities and Exchange Commission as part of our Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

NOTE C – SUBSEQUENT EVENTS

Management has reviewed material subsequent events subsequent to the quarter ended September 30, 2011 and prior to the filing of consolidated financial statements in accordance with FASB ASC 855 "Subsequent Events" and has evaluated subsequent events through the date of this filing and determined there is no event to disclose.

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

RESULTS OF OPERATIONS

The Company has achieved no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of approximately $6,837 for the nine months ended September 30, 2011, compared with a net loss of $633 for the nine months ended September 30, 2010. The increase is primarily due to increased public company related expenses related to transfer agent services and XBRL filing requirements.

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

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010 and nine months ended September 30, 2011.

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

