Form 10-K
period 2011-12-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2012-06-27
CIK 1409986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-52905

International Industrial Enterprises, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-0091556
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4116 Antique Sterling Ct.

Las Vegas, NV 89129

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (702) 768-0555

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

For the year ended December 31, 2011, the issuer had no revenues.

As of February 8, 2012, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of May 4, 2012 was 2,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

International Industrial Enterprises, Inc.

Form 10-K Annual Report

Table of Contents

		PAGE
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data (not applicable to smaller reporting companies)
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 8.	Financial Statements	10
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	20
Item 9A(T)	Controls and Procedures	20
Item 9B.	Other Information	20

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	21
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	23
Item 14.	Principal Accounting Fees and Services	24

PART IV

Item 15.	Exhibits, Financial Statement Schedules	25

SIGNATURES		26

EXHIBIT INDEX		27

CERTIFICATIONS

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

PART 1

ITEM 1.   BUSINESS.

CORPORATE BACKGROUND

International Industrial Enterprises, Inc. (sometimes the “Company”) was incorporated on November 19, 1976 under the laws of the State of Delaware to engage in any lawful corporate activity.

We were engaged in real estate investments from formation until April 1982 and we were dormant until July 29, 1994. As at July 31, 1994, we were deemed to be a developmental stage company and all funds raised in order to fulfill our initial objective had been expanded. Thereafter, we had very limited operations until June 14, 2004 when we purchased Karlton Management, Inc., whose name was changed to Group One Associates Inc., a Nevada Corporation.

In 2004, we were engaged in the designing and printing tourist maps for various Las Vegas destinations. Our business stalled for eight months due to the death of our President in October 2006. On June 18, 2007, a new President was elected and we restarted our business. While we did not own any printing equipment, we intended to job-out our printing needs (maps) to established printing companies. Our tourist maps were to be printed on quality paper stock and our map designs were to be comical as well as informational. We intended to hire experienced advertising salesmen to sell advertising space on our maps. There is vigorous competition in the publishing and distribution of maps of Las Vegas. Some of these maps are sold and some are free. We intended to compete by offering a free Las Vegas map with advertisers, which feature main thoroughfares (no secondary roads) and the location of Hotels, Casinos, Restaurants and tourist locations.

We currently have conducted no business that has resulted in any income to the company.

CURRENT STATUS

As of the date hereof, we may be deemed to be and can be defined as a “shell” company and those disclosures had been made in our Securities and Exchange Commission filings. We were not a blind pool issuer.

Also, as of the date hereof and as disclosed to the Securities and Exchange Commission, based upon our proposed future business activities, we may in the future be deemed a “blank check” company. The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing a “penny stock” security.

A “penny stock” security is generally an equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rule; the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

The Securities and Exchange Commission has recognized the use of a shell company to effectuate a reverse merger transaction and the use to achieve a “back door” registration and adopted new rules and rule amendments relating to our filings as a reporting shell company in July 2005.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. These rules were published in the Federal Register on July 21, 2005 and are effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that became effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. The rules and rule amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report an event that causes it to cease being a shell company. The shell company will be required to file financial statements within four days about the transaction. Where an operating company acquires a shell company and the operating company survives the transaction, the operating company will have acquired control of the shell for purposes of the definition of “succession” under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

We are currently not engaged in any preliminary negotiations to effectuate a business combination. The majority shareholder has had no preliminary negotiations that, if consummated, may result in a change in control.

We have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

We have been informed that most business combinations to which we may be a party will be accounted for pursuant to ASC 805-40, Business Combinations: Reverse Acquisitions with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

ITEM 1A.  RISK FACTORS

Our business is subject to numerous risk factors, including the following:

1.    We have had no operating history nor any revenues or earnings from operations and we are insolvent.

We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.    Our proposed plan of operation is speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.    We face intense competition for business opportunities and combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital and hedge fund firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4.    We have no agreements for a business combination or other transaction and have established no standards for a business combination.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5.    Our success is dependent on management that has other full time employment, has limited experience and will only devote limited time working for the Company making our future even more uncertain.

We have not entered into a written employment agreement with our officers and directors and none is expected in the foreseeable future. We have not obtained key man life insurance of our officers or directors. Notwithstanding the combined limited experience and time commitment of management, the loss of the services of Glen W. Rogers and Jose F. Fernando, or either, would adversely affect development of our business and our likelihood of continuing operations.

6.    The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

7.    The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combination that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

8.    Our present management most likely will not remain after we complete a business combination.

A business combination involving the issuance of our Common Stock will, in all likelihood, result in the shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's Common Stock held and/or resign as a member of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of any participation in our future affairs.

9.   At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

10.   As a shell company, we face substantial additional adverse business and legal consequences.

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, directors, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

11.  The requirement of audited financial statements may disqualify business opportunities.

Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

12.  There is no active trading market for our Common Stock and you may have no ability to sell the shares.

There is no established public trading market for our shares of Common Stock. There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

13.  Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock. The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

Current shareholders, and person who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our initial shareholders, because they originally paid $.10 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

(a)	Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

(b)	Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

(c)	Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

(d)	Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

(e)	Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others.

Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

We do not have any legal opinions as it relates to whether were a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

The provisions of Rule 144 for shares subsequently issued by a shell company may further restrict the sale of newly issued shares of Common Stock.

The Company's officers, directors and majority shareholders have expressed their intention not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer.

14.  Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult to sell their securities, if at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We have no unresolved comments from the Staff of the Securities and Exchange Commission.

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

ITEM 3.   LEGAL PROCEEDINGS.

We are not party to nor are we aware of any material pending lawsuit, litigation or proceeding.

PART II

ITEM 5.   MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of February 8, 2012, there were 41 record  holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy. We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of International Industrial Enterprises, Inc. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

We are a shell company with no operations. Our statement of operations contains costs primarily associated with the administration of our public company entity.

Plan of operation for the next twelve months

We intend to seek, investigate, and, if warranted, effect a business combination with an existing, privately held company. The business combination may be structured as a reverse merger, consolidation, our exchange of stock or any other form which will effectuate the combined entity being a publicly held company. We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.

We do not propose to restrict our search for any investment opportunity to any particular industry, and may therefore, engage in essentially any business, to the extent of its limited resources.

We intend to seek a business opportunity in the form of firms which (i) have recently commenced operations, (ii) are seeking to develop a new product or service, or (iii) are established businesses.

We may or may not issue securities in any proposed business combination.

Results of Operations

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred general and administrative expenses of $7,579 for the year ended December 31, 2011, as compared to $3,419 for the year ended December 31, 2010.

From the date of return to development stage February 2, 2005, to December 31, 2011, the Company lost a total of $81,520. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through December 31, 2011, the Company has incurred an accumulated deficit of $80,058 primarily related to organizational and administrative expenses. We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

Net cash used in operating activities was $68 for the year ended December 31, 2011, compared to net cash used in operating activities of $3,419 for the year ended December 31, 2010. The increase in cash from operating activities was the result of a $7,511 increase in accrued liabilities for expenses paid on behalf of the Company by certain individuals.

Net cash provided by financing activities was $0 for the year ended December 31, 2011, compared to net cash provided by financing activities of $3,373 for the year ended December 31, 2010. The decrease in cash provided by financing activities was the result of the absence of related party loans during the year ended December 31, 2011 compared to the year ended December 31, 2010

The Company has limited financial resources available and has been unable to acquire significant funding which would allow the Company to pursue additional business, enable it to engage in research and development, or purchase revenue generating equipment. However, management has been successful in raising sufficient funds to cover the Company’s administrative expenses including the cost of auditing and other administrative costs.

The Company will continue to identify new financial partners and investors. However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2011, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on

February 2, 2005 to December 31, 2011

Page
Report of Independent Registered Public Accounting Firm	11

Consolidated Balance Sheets As of December 31, 2011 and 2010	12

Consolidated Statements of Operations For the Years Ended December 31, 2011 and 2010, and the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2011	13

Consolidated Statement of Changes in Stockholders' Deficit Cumulative from February 2, 2005 to December 31, 2011	14

Consolidated Statements of Cash Flows For the Years Ended December 31, 2011 and 2010, and the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2011	15

Notes to the Consolidated Financial Statements	16-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors of International Industrial Enterprises, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of International Industrial Enterprises, Inc. (hereinafter the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and since re-entering the development stage on February 2, 2005 through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2011 and December 31, 2010, and the results of its operations and cash flows for the years then ended and since re-entering the development stage on February 2, 2005 through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and 2010, and accordingly, we do not express an opinion thereon.

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
February __, 2012
Alameda, California

International Industrial Enterprises, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2011	2010

ASSETS
Current Assets
Cash	$11	$79
Total Current Assets	11	79

Total Assets	$11	$79

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party loan (Note D)	$29,373	$29,373
Accrued expense (Note D)	7,511	-
Total Current Liabilities	36,884	29,373

Total Liabilities	36,884	29,373

Stockholders' Deficit
Common stock, par value $.001, 50,000,000 shares authorized; 2,500,000 issued and outstanding at December 31, 2011 and 2010.	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(80,058)	(72,479)
Total Stockholders' Deficit	(36,873)	(29,294)
Total Liabilities and Stockholders' Deficit	$11	$79

See accompanying notes to financial statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	Years Ended December 31,		Cumulative since Re-entering the Development Stage on February 2, 2005 to December 31,
	2011	2010	2011
Revenue
Revenue	$-	$-	$1,462

Operating expenses
General and administrative	7,579	3,419	67,982
Total operating expenses	7,579	3,419	67,982
Loss from operations	(7,579)	(3,419)	(66,520)

Other income/(expense)
Interest expense	-	-	(15,000)
Total other income (expense)	-	-	(15,000)
Net loss	$(7,579)	$(3,419)	$(81,520)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Deficit

From February 2, 2005 through December 31, 2011

					Total
	Common Stock		Additional Paid	Accumulated	Stockholder's
	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net loss				(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net loss				(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net loss				(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net loss				(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	2,500	40,685	(69,060)	(25,875)

Net loss				(3,419)	(3,419)
Balance, December 31, 2010	2,500,000	2,500	40,685	(72,479)	(29,294)

Net loss				(7,579)	(7,579)
Balance, December 31, 2011	2,500,000	$2,500	$40,685	$(80,058)	$(36,873)

See accompanying notes to financial statements

International Industrial Enterprises, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	Years Ended December 31,		Cumulative since Re-entering the Development Stage on February 2, 2005 to December 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(7,579)	$(3,419)	$(81,520)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Accrued expense	7,511	-	7,511
Net cash used in operating activities	(68)	(3,419)	(74,009)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	-	3,373	29,373
Proceeds from stock issuance	-	-	43,185
Other items	-	-	1,462
Net cash provided by financing activities	-	3,373	74,020

Net change in cash	(68)	(46)	11
Cash at beginning of period	79	125	-
Cash at end of period	$11	$79	$11

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2010

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

International Industrial Enterprises, Inc. (sometimes the “Company”) was incorporated on November 19, 1976 under the laws of the State of Delaware to engage in any lawful corporate activity.

We were engaged in real estate investments from formation until April 1982 and we were dormant until July 29, 1994. As at July 31, 1994, we were deemed to be a developmental stage company and all funds raised in order to fulfill our initial objective had been expanded. Thereafter, we had very limited operations until June 14, 2004 when we purchased Karlton Management, Inc., whose name was changed to Group One Associates Inc., a Nevada Corporation.

In 2004, we were engaged in the designing and printing tourist maps for various Las Vegas destinations. Our business stalled for eight months due to the death of our President in October 2006. On June 18, 2007, a new President was elected and we restarted our business. While we did not own any printing equipment, we intended to job-out our printing needs (maps) to established printing companies. Our tourist maps were to be printed on quality paper stock and our map designs were to be comical as well as informational. We intended to hire experienced advertising salesmen to sell advertising space on our maps. There is vigorous competition in the publishing and distribution of maps of Las Vegas. Some of these maps are sold and some are free. We intended to compete by offering a free Las Vegas map with advertisers, which feature main thoroughfares (no secondary roads) and the location of Hotels, Casinos, Restaurants and tourist locations.

We currently have conducted no business that has resulted in any income to the company.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through December 31, 2011, the Company has incurred an accumulated deficit of $80,058 primarily related to organizational and administrative expenses. The Company has a working capital deficit of $36,873. We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

The Company has limited financial resources available and has been unable to acquire significant funding which would allow the Company to pursue additional business, enable it to engage in research and development, or purchase revenue generating equipment. However, management has been successful in raising sufficient funds to cover the Company’s administrative expenses including the cost of auditing and other administrative costs.

The Company will continue to identify new financial partners and investors.  However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Group One Associates Inc. All intercompany accounts and transactions have been eliminated.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2010

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Fair Value Measurement

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, and accrued liabilities approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively. See “Note G. Income Taxes” for further discussion.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2010

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) Per Share

Pursuant to ASC 260-10-45-10, the computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. However, pursuant to ASC 260-10-45-17, the computation of diluted net income per share shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, pursuant to ASC 260-10-45-25, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “Note E. Net Loss Per Share” for further discussion.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are evaluated for impairment annually, or immediately if conditions indicate that impairment could exist. The evaluation requires a two-step impairment test to identify potential goodwill impairment and measure the amount of a goodwill impairment loss. The first step of the test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss. Both steps of the goodwill impairment testing involve significant estimates.

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

NOTE D - RELATED PARTY TRANSACTIONS

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 at December 31, 2011 and December 31, 2010. This advance is from, Jose Fernando Garcia, a shareholder with 20% of the Company’s outstanding common shares. The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

During the year ended December 31, 2011, Jose Fernando Garcia advanced $7,511 to the Company by making payments for administrative expenses on behalf of the Company.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2010

NOTE E - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities or derivative instruments outstanding as of December 31, 2011 and 2010.

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(7,579)	$(3,419)

Denominator:
Weighted average number of common shares outstanding	2,500,000	2,500,000

Basic and diluted EPS	$(0.00)	$(0.00)

NOTE F - CAPITAL STOCK

The Company has no authorized preferred stock.

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of December 31, 2011. There were 2,500,000 shares of common stock issued and outstanding as of December 31, 2011.

NOTE G – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of December 31, 2011 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE H – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through February 10, 2012. No additional disclosures required.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  (T)  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation and on these criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2011:

Name	Age	Title

David W. Rodgers	48	President, Secretary, Treasurer, Director.

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

Business Experience

David W. Rodgers, President, Secretary Treasurer, Director.

2001 to 2007	R4 Services, Owner/Internet Sales and Marketing Services.
1998 to 2001	Research 2000, Director/ Public Relations and Advertising
1995 to 1997	Phoenix Media Group/Sales/Account Manager
1991 to 1994	Special Alert Publications, Owner/Newsletter and Corporate Report.

Education

1981	University of Notre Dame Bachelor of Science Degree, Engineering Sciences.

1997 to Present.	Web Design and Internet Marketing courses at community colleges, seminars, workshop and on-line.

1983 to Present.	Sales and Business courses at community colleges, seminars, workshop and on-line.

Legal Proceedings

None of or Directors or officers are involved in any legal proceedings as described in Regulation S-K (§ 229.401(f)).

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

Committees of the Board of Directors

As we only have one board member and given our limited operations, we do not have separate or independent audit, compensation or any other committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership-of and transactions-in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2011 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

ITEM 11.   EXECUTIVE COMPENSATION.

David W. Rogers is our sole officer and director.  Mr. Rogers does not receive any regular compensation for his services rendered on our behalf. Mr. Rogers did not receive any compensation during the years ended December 31, 2011 and 2010.  No officer or director is required to make any specific amount or percentage of his business time available to us.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

Other

We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2011 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and address of Beneficial Owner	Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class Owned (1)

David W. Rodgers	Pres/Sec/Treas/Dir.	500,000	20%
3172 N Rainbow Blvd #215
Las Vegas, NV 89108

Jose F. Garcia	Beneficial Owner	500,000	20%
4116 Antique Sterling Ct.
Las Vegas, NV 89129

(1)    Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 2,500,000 shares of Common Stock issued and outstanding on a fully diluted basis as of December 31, 2011. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a formal written policy for the review and approval of transactions with related parties. However, our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of "related-person transactions" involving International Industrial Enterprises, Inc. or its subsidiaries and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the previous fiscal year, and their immediate family members. International Industrial Enterprises, Inc. is required to report any transaction or series of transactions in which the company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•	any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;
•	compensation to executive officers determined by the Board;
•	compensation to directors determined by the Board;
•	transactions in which all security holders receive proportional benefits; and
•	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person's interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

There were no related party transacitons pursuant to the above during the years ended December 31, 2011 and 2010:

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Company (Sam Kan) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2011. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to Peterson Sullivan, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Sam Kan during the years ended December 31, 2011 and 2010:

	Year Ended
	December 31,
	2011	2010
Audit fees	$2,500	$3,000
Audit-related fees	-	-
Tax fees	-	-
Total fees	$2,500	$3,000

Audit Fees

Audit fees for the years ended December 31, 2011 and 2010, totaled $2,500 and $3,000 and consist of the aggregate fees billed by Sam Kan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2011 and 2010.

Audit-Related Fees

There were no fees billed by Sam Kan & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2010 and 2009, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Company for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2011 and 2010, respectively.

All Other Fees

There were no other fees billed by Sam Kan for the years ended December 31, 2011 and 2010.

Pre-Approval Policy

The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Sam Kam were pre-approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

There are no reports on Form 8-K incorporated herein by reference.

The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of August 31, 2011 and 2010
•	Consolidated Statements of Operations for the years ended August 31, 2011 and 2010, and the cumulative period from Inception (May 5, 1998) to August 31, 2011
•	Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to August 31, 2011
•	Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010, and the cumulative period from Inception (May 5, 1998) to August 31, 2011
•	Notes to Consolidated Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Industrial Enterprises, Inc.
(Registrant)

Date: June 27, 2012	By:	/s/ David W. Rodgers
David W. Rodgers Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Rodgers	Chief Executive Officer, Chief	June 27, 2012
David W. Rodgers	Financial Officer and Director
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

