Form 10-Q
period 2012-06-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2012-08-13
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒       Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, the issuer had 2,500,000 shares of common stock issued and outstanding.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1

	Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2012 and 2011 and the period from February 2, 2005 to June 30, 2012	2

	Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Six Months Ended June 30, 2012 and the period from February 2, 2005 to June 30, 2012	3

	Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2012 and 2011 and the period from February 2, 2005 to June 30, 2012	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition andResults of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
Item 4(T).	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	13
Signatures		14

Item 1. Financial Statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$27	$11
Total Current Assets	27	11

Total Assets	$27	$11

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party loan (Note D)	$29,373	$29,373
Advance from shareholder (Note D)	13,102	7,511
Total Current Liabilities	42,475	36,884

Total Liabilities	42,475	36,884

Stockholders' Deficit
Common stock, par value $.001, 50,000,000 shares authorized; 2,500,000 issued and outstanding at June 30, 2012 and December 31, 2011.	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(85,633)	(80,058)
Total Stockholders' Deficit	(42,448)	(36,873)
Total Liabilities and Stockholders' Deficit	$27	$11

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011 and the
Period from February 2, 2005 to June 30, 2012

	Three Months Ended		Six Months Ended		Cumulative since Re-entering the Development Stage on February 2, 2005 to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
Revenue
Revenue	$-	$-	$-	$-	$1,462

Operating expenses
General and administrative	1,408	252	5,575	794	73,557
Total operating expenses	1,408	252	5,575	794	73,557
Loss from operations	(1,408)	(252)	(5,575)	(794)	(72,095)

Other income/(expense)
Interest expense	-	-	-	-	(15,000)
Total other income (expense)	-	-	-	-	(15,000)
Net loss	$(1,408)	$(252)	$(5,575)	$(794)	$(87,095)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
From February 2, 2005 through June 30, 2012

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholder's
	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net loss				(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net loss				(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net loss				(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net loss				(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	2,500	40,685	(69,060)	(25,875)

Net loss				(3,419)	(3,419)
Balance, December 31, 2010	2,500,000	2,500	40,685	(72,479)	(29,294)

Net loss				(7,579)	(7,579)
Balance, December 31, 2011	2,500,000	$2,500	$40,685	$(80,058)	$(36,873)

Net loss				(5,575)	(5,575)
Balance, June 30, 2012 (Unaudited)	2,500,000	$2,500	$40,685	$(85,633)	$(42,448)

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2012 and 2011 and the
Period from February 2, 2005 to June 30, 2012

	Six Months Ended		Cumulative since Re-entering the Development Stage on February 2, 2005 to
	June 30,		June 30,
Cash flows from operating activities	2012	2011	2012
Net loss	$(5,575)	$(794)	$(87,095)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Accrued expense	5,591	715	13,102

Net cash used in operating activities	16	(79)	(73,993)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	-	-	29,373
Proceeds from stock issuance	-	-	43,185
Other items	-	-	1,462

Net cash provided by financing activities	-	-	74,020

Net change in cash	16	(79)	27
Cash at beginning of period	11	79	-
Cash at end of period	$27	$-	$27

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fort the Three and Six Months Ended June 30, 2012 and 2011 and the Period since Re-entering the
Development Stage on February 2, 2005 to June 30, 2012

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation
The unaudited financial statements of International Industrial Enterprises, Inc. as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through June 30, 2012, the Company has incurred an accumulated deficit of $85,633 primarily related to organizational and administrative expenses.  The Company has a working capital deficit of $42,448.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fort the Three and Six Months Ended June 30, 2012 and 2011 and the Period since Re-entering the
Development Stage on February 2, 2005 to June 30, 2012

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

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fort the Three and Six Months Ended June 30, 2012 and 2011 and the Period since Re-entering the
Development Stage on February 2, 2005 to June 30, 2012

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

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fort the Three and Six Months Ended June 30, 2012 and 2011 and the Period since Re-entering the
 Development Stage on February 2, 2005 to June 30, 2012

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

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 at June 30, 2012 and December 31, 2011.  This advance is from, Jose Fernando Garcia, a shareholder with 20% of the Company’s outstanding common shares.  The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

During the six months ended June 30, 2012 and the year ended December 31, 2011, Jose Fernando Garcia advanced $5,591 and $7,511 to the Company by making payments for administrative expenses on behalf of the Company.

NOTE E - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  There are no potentially dilutive securities or derivative instruments outstanding as of June 30, 2012 and 2011.

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,408)	$(252)	$(5,575)	$(794)

Denominator:
Weighted average number of common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

Basic and diluted EPS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fort the Three and Six Months Ended June 30, 2012 and 2011 and the Period since Re-entering the
Development Stage on February 2, 2005 to June 30, 2012

NOTE F - CAPITAL STOCK

The Company has no authorized preferred stock.

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of June 30, 2012.  There were 2,500,000 shares of common stock issued and outstanding as of June 30, 2012.

NOTE G – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of June 30, 2012 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2012.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

NOTE H – SUBSEQUENT EVENTS

Pursuant to FASB Accounting Standards Codification 855, Subsequent Events, Including ASC 855-10-S99-2, the Company evaluated subsequent events through the date of this report.  No additional disclosures required.

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

Results of Operations

Three and Six Months Ended June 30, 2012 Compared with the Three and Six Months Ended June 30, 2011

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred general and administrative expenses of $1,408 for the three months ended June 30, 2012, as compared to $252 for the three months ended June 30, 2011. The Company incurred general and administrative expenses of $5,575 for the six months ended June 30, 2012, as compared to $794 for the six months ended June 30, 2011.The three and six month increase was due to higher costs related to professional services in the administration of the public company.

From the date of return to development stage February 2, 2005, to June 30, 2012, the Company lost a total of $87,095. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  During the period from February 2, 2005 (date of return to development stage) through June 30, 2012, the Company has incurred an accumulated deficit of $85,633 primarily related to organizational and administrative expenses.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

Net cash provided by operating activities was $16 for the six months ended June 30, 2012, compared to net cash used in operating activities of $79 for the six months ended June 30, 2011.  The increase in cash from operating activities was the result of a $5,591 increase in accrued liabilities for expenses paid on behalf of the Company by a certain individual.

Net cash provided by investing activities was $0 for the six months ended June 30, 2012 and 2011.

Net cash provided by financing activities was $0 for the six months ended June 30, 2012 and 2011.

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

The Company will continue to identify new financial partners and investors.  However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.  As of June 30, 2012, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.

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
31.1*
Certification of David Rogers, Chief Executive Officer and Chief Financial Officer of International Industrial Enterprises, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of David Rogers, Chief Executive Officer and Chief Financial Officer of International Industrial Enterprises, Inc., pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

_______
*      Filed Herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012

International Industrial Enterprises, Inc.
Registrant

By: /s/ David Rogers
David Rogers Chairman of the Board Chief Executive Officer Chief Financial Officer