Form 10-Q
period 2012-09-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2012-11-06
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of October 17, 2012, the issuer had 2,500,000 shares of common stock issued and outstanding.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1

	Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2012 and 2011 and the period from February 2, 2005 to September 30, 2012	2

	Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Nine Months Ended September 30, 2012 and the period from February 2, 2005 to September 30, 2012	3

	Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2012 and 2011 and the period from February 2, 2005 to September 30, 2012	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Mine Safety Disclosures	12
Item 5.	Other Information	12
Item 6.	Exhibits	13
Signatures		14

Item 1. Financial Statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$11
Total Current Assets	-	11

Total Assets	$-	$11

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$15	$-
Related party loan (Note D)	29,373	29,373
Advance from shareholder (Note D)	16,721	7,511
Total Current Liabilities	46,109	36,884

Total Liabilities	46,109	36,884

Stockholders' Deficit
Common stock, par value $.001, 50,000,000 shares authorized; 2,500,000 issued and outstanding at June 30, 2012 and December 31, 2011.	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(89,294)	(80,058)
Total Stockholders' Deficit	(46,109)	(36,873)
Total Liabilities and Stockholders' Deficit	$-	$11

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011 and the
Period from February 2, 2005 to September 30, 2012

					Cumulative since Re-entering the Development Stage on February 2, 2005 to September 30, 2012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Revenue	$-	$-	$-	$-	$1,462

Operating expenses
General and administrative	3,661	6,043	9,236	6,837	77,218
Total operating expenses	3,661	6,043	9,236	6,837	77,218
Loss from operations	(3,661)	(6,043)	(9,236)	(6,837)	(75,756)

Other income/(expense)
Interest expense	-	-	-	-	(15,000)
Total other income (expense)	-	-	-	-	(15,000)
Net loss	$(3,661)	$(6,043)	$(9,236)	$(6,837)	$(90,756)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
From February 2, 2005 through September 30, 2012

					Total
	Common Stock		Additional Paid	Accumulated	Stockholder's
	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net loss				(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net loss				(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net loss				(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net loss				(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	2,500	40,685	(69,060)	(25,875)

Net loss				(3,419)	(3,419)
Balance, December 31, 2010	2,500,000	2,500	40,685	(72,479)	(29,294)

Net loss				(7,579)	(7,579)
Balance, December 31, 2011	2,500,000	$2,500	$40,685	$(80,058)	$(36,873)

Net loss				(9,236)	(9,236)
Balance, September 30, 2012 (Unaudited)	2,500,000	$2,500	$40,685	$(89,294)	$(46,109)

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011 and the
Period from February 2, 2005 to September 30, 2012

			Cumulative since Re-entering the Development Stage on February 2, 2005 to September 30, 2012

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(9,236)	$(6,837)	$(90,756)
Changes in operating assets and liabilities:
Accrued expense	15	-	15
Net cash used in operating activities	(9,221)	(6,837)	(90,741)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	-	-	29,373
Advance from shareholder	9,210	6,811	16,721
Proceeds from stock issuance	-	-	43,185
Other items	-	-	1,462
Net cash provided by financing activities	9,210	6,811	90,741

Net change in cash	(11)	(26)	-
Cash at beginning of period	11	79	-
Cash at end of period	$-	$53	$-

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fort the Three and Nine Months Ended September 30, 2012 and 2011 and the Period since
Re-entering the Development Stage on February 2, 2005 to September 30, 2012

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation
The unaudited financial statements of International Industrial Enterprises, Inc. as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through September 30, 2012, the Company has incurred an accumulated deficit of $89,294 primarily related to organizational and administrative expenses.  The Company has a working capital deficit of $46,109.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fort the Three and Nine Months Ended September 30, 2012 and 2011 and the Period since
Re-entering the Development Stage on February 2, 2005 to September 30, 2012

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

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fort the Three and Nine Months Ended September 30, 2012 and 2011 and the Period since
Re-entering the Development Stage on February 2, 2005 to September 30, 2012

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

Net Income (Loss) Per Share

Pursuant to ASC 260-10-45-10, the computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period.  The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method.  However, pursuant to ASC 260-10-45-17, the computation of diluted net income per share shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share.  Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, pursuant to ASC 260-10-45-25, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “Note E - Net Loss Per Share” for further discussion.

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

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fort the Three and Nine Months Ended September 30, 2012 and 2011 and the Period since
Re-entering the Development Stage on February 2, 2005 to September 30, 2012

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

NOTE D – NOTES PAYABLE AND RELATED PARTY TRANSACTIONS

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

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 at September 30, 2012 and December 31, 2011.  This advance is from, Jose Fernando Garcia, a shareholder with 20% of the Company’s outstanding common shares.  The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

During the nine months ended September 30, 2012 and the year ended December 31, 2011, Jose Fernando Garcia advanced $9,210 and $7,511 to the Company by making payments for administrative expenses on behalf of the Company. This advance was unsecured, non-interest bearing and due on demand.

NOTE E - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  There are no potentially dilutive securities or derivative instruments outstanding as of September 30, 2012 and 2011.

Following is the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(3,661)	$(6,043)	$(9,236)	$(6,837)
Denominator:
Weighted average number of common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000
Basic and diluted EPS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fort the Three and Nine Months Ended September 30, 2012 and 2011 and the Period since
Re-entering the Development Stage on February 2, 2005 to September 30, 2012

NOTE F - CAPITAL STOCK

The Company has no authorized preferred stock.

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of September 30, 2012.  There were 2,500,000 shares of common stock issued and outstanding as of September 30, 2012.

NOTE G – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of September 30, 2012 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2012.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared with the Three and Nine Months Ended September 30, 2011

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred general and administrative expenses of $3,661 for the three months ended September 30, 2012, as compared to $6,043 for the three months ended September 30, 2011. The Company incurred general and administrative expenses of $9,236 for the nine months ended September 30, 2012, as compared to $6,837 for the nine months ended September 30, 2011.The three month decrease was due to lower professional service and public company costs whereas the nine month year-over-year increase is due to higher professional service fees offset by lower public company costs.

From the date of return to development stage February 2, 2005, to September 30, 2012, the Company lost a total of $90,756. Most labor and services have been compensated with issuances of stock or cash payment has been deferred.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  During the period from February 2, 2005 (date of return to development stage) through September 30, 2012, the Company has incurred an accumulated deficit of $89,294 primarily related to organizational and administrative expenses.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

Net cash used by operating activities was $26 for the nine months ended September 30, 2012, compared to net cash used by operating activities of $26 for the nine months ended September 30, 2011.

Net cash provided by investing activities was $0 for the nine months ended September 30, 2012 and 2011.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2012 and 2011.

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

The Company will continue to identify new financial partners and investors.  However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.  As of September 30, 2012, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Date: October 17, 2012

International Industrial Enterprises, Inc.
Registrant

By:	/s/ David Rodgers
David Rodgers Chairman of the Board Chief Executive Officer Chief Financial Officer