Form 10-K
period 2012-12-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2013-01-31
CIK 1409986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

For the year ended December 31, 2012, the issuer had no revenues.

As of January 11, 2013, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of January 11, 2013 was 2,500,000 shares.

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

(b) Holders.  As of January 11, 2013, there were 41 record holders of all of our issued and outstanding shares of Common Stock.

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

Results of Operations

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred general and administrative expenses of $13,261 for the year ended December 31, 2012, as compared to $7,579 for the year ended December 31, 2011.

From the date of return to development stage February 2, 2005, to December 31, 2012, the Company lost a total of $94,781. Most labor and services have been compensated with issuances of stock or cash that has been paid by our primary shareholder and resulted in the increase in the balance sheet account, "Advance from shareholder".

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  During the period from February 2, 2005 (date of return to development stage) through December 31, 2012, the Company has incurred an accumulated deficit of $93,319 primarily related to organizational and administrative expenses.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

Net cash provided by operating activities was $32 for the year ended December 31, 2012, compared to net cash used in operating activities of $68 for the year ended December 31, 2011.

Net cash provided by financing activities was $0 for the years ended December 31, 2012 and 2011.

Net cash provided by financing activities was $0 for the years ended December 31, 2012 and 2011.

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

The Company will continue to identify new financial partners and investors.  However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.  As of December 31, 2012, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on
February 2, 2005 to December 31, 2012
Page

Report of Independent Registered Public Accounting Firm	11

Consolidated Balance Sheets As of December 31, 2012 and 2011	12

Consolidated Statements of Operations For the Years Ended December 31, 2012 and 2011, and the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2012	13

Consolidated Statement of Changes in Stockholders' Deficit Cumulative from February 2, 2005 to December 31, 2012	14

Consolidated Statements of Cash Flows For the Years Ended December 31, 2012 and 2011, and the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2012	15

Notes to the Consolidated Financial Statements	16-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors of  International Industrial Enterprises, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of International Industrial Enterprises, Inc. (hereinafter the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and since re-entering the development stage on February 2, 2005 through December 31, 2012.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2012 and December 31, 2011, and the results of its operations and cash flows for the years then ended and since re-entering the development stage on February 2, 2005 through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and 2011, and accordingly, we do not express an opinion thereon.

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

/s/ SAM KAN & COMPANY
Sam Kan & Company, LLP
January 31, 2013
Alameda, California

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash	$43	$11
Total Current Assets	43	11

Total Assets	$43	$11

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party loan (Note D)	$29,373	$29,373
Advance from shareholder (Note D)	20,804	7,511
Total Current Liabilities	50,177	36,884

Commitments and contingencies

Stockholders' Deficit (Note E)
Common stock, par value $.001, 50,000,000 shares authorized; 2,500,000 issued and outstanding at December 31, 2012 and 2011.	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(93,319)	(80,058)
Total Stockholders' Deficit	(50,134)	(36,873)
Total Liabilities and Stockholders' Deficit	$43	$11

See accompanying notes to financial statements

International Industrial Enterprises, Inc. (A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011 and the
Period from February 2, 2005 to December 31, 2012

	Years Ended December 31,		Cumulative since Re-entering the Development Stage on February 2, 2005 to December 31,
	2012	2011	2012
Revenue
Revenue	$-	$-	$1,462

Operating expenses
General and administrative	13,261	7,579	81,243
Total operating expenses	13,261	7,579	81,243
Loss from operations	(13,261)	(7,579)	(79,781)

Other income/(expense)
Interest expense	-	-	(15,000)
Total other income (expense)	-	-	(15,000)
Net loss	$(13,261)	$(7,579)	$(94,781)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
From February 2, 2005 through December 31, 2012

					Total
	Common Stock		Additional Paid	Accumulated	Stockholder's
	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net loss				(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net loss				(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net loss				(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net loss				(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	2,500	40,685	(69,060)	(25,875)

Net loss				(3,419)	(3,419)
Balance, December 31, 2010	2,500,000	2,500	40,685	(72,479)	(29,294)

Net loss				(7,579)	(7,579)
Balance, December 31, 2011	2,500,000	$2,500	$40,685	$(80,058)	$(36,873)

Net loss				(13,261)	(13,261)
Balance, December 31, 2012	2,500,000	$2,500	$40,685	$(93,319)	$(50,134)

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011 and the
Period from February 2, 2005 to December 31, 2012

	Years Ended December 31,		Cumulative since Re-entering the Development Stage on February 2, 2005 to December 31,
Cash flows from operating activities	2012	2011	2012
Net loss	$(13,261)	$(7,579)	$(94,781)
Adjustments to reconcile net loss to net cash used
in operating activities:	-	-	-
Changes in operating assets and liabilities:
Advance from shareholder	13,293	7,511	20,804
Net cash used in operating activities	32	(68)	(73,977)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	-	-	29,373
Proceeds from stock issuance	-	-	43,185
Other items	-	-	1,462
Net cash provided by financing activities	-	-	74,020

Net change in cash	32	(68)	43
Cash at beginning of period	11	79	-
Cash at end of period	$43	$11	$43

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2012

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through December 31, 2012, the Company has incurred an accumulated deficit of $93,319 primarily related to organizational and administrative expenses.  The Company has a working capital deficit of $50,134.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

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

Net Income (Loss) Per Share

Pursuant to ASC 260-10-45-10, the computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period.  The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method.  However, pursuant to ASC 260-10-45-17, the computation of diluted net income per share shall not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share.  Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, pursuant to ASC 260-10-45-25, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money). See “Note F. Net Loss Per Share” for further discussion.

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

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 at December 31, 2012 and December 31, 2011.  This advance is from, Jose Fernando Garcia, a shareholder with 20% of the Company’s outstanding common shares.  The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

During the year ended December 31, 2012 and 2011, Jose Fernando Garcia advanced $13,293 and $7,511, respectively, to the Company by making payments for administrative expenses on behalf of the Company.

NOTE E - CAPITAL STOCK

The Company has no authorized preferred stock.

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of December 31, 2012.  There were 2,500,000 shares of common stock issued and outstanding as of December 31, 2012.

NOTE F - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  There are no potentially dilutive securities or derivative instruments outstanding as of December 31, 2012 and 2011.

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(13,261)	$(7,579)

Denominator:
Weighted average number of common shares outstanding	2,500,000	2,500,000

Basic and diluted EPS	$(0.01)	$(0.00)

NOTE G – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of December 31, 2012 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2012.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  (T)   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation and on these criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2011:

Name	Age	Title
David W. Rodgers	49	President, Secretary, Treasurer, Director.

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

ITEM 11.   EXECUTIVE COMPENSATION.

David W. Rogers is our sole officer and director.  Mr. Rogers does not receive any regular compensation for his services rendered on our behalf.  Mr. Rogers did not receive any compensation during the years ended December 31, 2012 and 2011.  No officer or director is required to make any specific amount or percentage of his business time available to us.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2012 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and address of Beneficial Owner	Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class Owned (1)

David W. Rodgers	Pres/Sec/Treas/Dir.	500,000	20%
3172 N. Rainbow Blvd. #215.
Las Vegas, NV 89108

Jose F. Garcia	Beneficial Owner	500,000	20%
4116 Antique Sterling Ct.
Las Vegas, NV 89129

(1)     Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 2,500,000 shares of Common Stock issued and outstanding on a fully diluted basis as of December 31, 2012. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

●
any transaction with another company for which a related person's only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company's shares, if the amount involved does not exceed the greater of $1 million or 2% of that company's total annual revenue;

●	compensation to executive officers determined by the Board;

●	compensation to directors determined by the Board;

●	transactions in which all security holders receive proportional benefits; and

●	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

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

There were no related party transactions pursuant to the above during the years ended December 31, 2012 and 2011. For related party transactions that do not exceed $120,000 please see “Note D - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sam Kan & Company (Sam Kan) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2012.  To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Sam Kan during the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011
Audit fees	$4,100	$2,500
Audit-related fees	-	-
Tax fees	-	-
Total fees	$4,100	$2,500

Audit Fees

Audit fees for the years ended December 31, 2012 and 2011, totaled $4,100 and $2,500 and consist of the aggregate fees billed by Sam Kan for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2012 and 2011.

Audit-Related Fees

There were no fees billed by Sam Kan & Company for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2012 and 2010, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Company for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2012 and 2011, respectively. The Company paid fees totaling $1,175 to a third party in 2012 for tax preparation services.

All Other Fees

There were no other fees billed by Sam Kan for the years ended December 31, 2012 and 2011.

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

The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2012 and 2011
●	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, and the cumulative period from Inception (May 5, 1998) to December 31, 2012
●	Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to December 31, 2012
●	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and the cumulative period from Inception (May 5, 1998) to December 31, 2012
●	Notes to Consolidated Financial Statements

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

International Industrial Enterprises, Inc.
(Registrant)

Date: January 31, 2012	By:	/s/ David W. Rodgers
David W. Rodgers Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Rodgers	Chief Executive Officer, Chief Financial Officer and Director	January 31, 2012
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

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