Form 10-Q
period 2013-03-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2013-05-15
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	.	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of April 9 2013, the issuer had 2,500,000 shares of common stock issued and outstanding.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	F-1

	Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2013 and 2012 and the period from February 2, 2005 to March 31, 2013	F-2

	Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Three Months Ended March 31, 2013 and the period from February 2, 2005 to March 31, 2013	F-3

	Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2013 and 2012 and the period from February 2, 2005 to March 31, 2013	F-4

	Notes to Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	7
Signatures		8

Item 1. Financial Statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)

Unaudited Condensed Financial Statements

For the Three Months Ended March 31, 2013 and the
Period of February 5, 2005 (Inception) to March 31, 2013

International Industrial Enterprises Inc.
(A Development Stage Company)

Unaudited Condensed Financial Statements

March 31, 2013

Page(s)

Balance sheet as of March 31, 2013 and December 31, 2012	F-1

Statements of operations for the three months ended March 31, 2013 and 2012, and for the period from inception on February 2, 2005 to March 31, 2013	F-2

Statements of cash flows for the three months ended March 31, 2013 and 2012, and for the period from inception on February 2, 2005 to March 31, 2013	F-3

Notes to unaudited condensed financial statements	F-4 - F-7

International Industrial Enterprises, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1	$43
Total current assets	1	43

Total assets	$1	$43

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Related party loan (Note D)	$29,373	$29,373
Advance from shareholder (Note D)	25,981	20,804
Total liabilities (all current)	55,354	50,177

Stockholders' deficit
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,500,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2,500	2,500
Additional paid in capital	40,685	40,685
Deficit accumulated during the development stage	(98,538)	(93,319)
Total stockholders' deficit	(55,353)	(50,134)

Total liabilities and stockholders' deficit	$1	$43

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Enterprise)
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative since Re-entering the Development Stage on February 2, 2005
	2013	2012	to March 31, 2013

Revenue	$-	$-	$1,462

Operating expenses
Professional fees	-	-	-
General and administrative	5,219	4,167	86,462
Loss from operations	5,219	4,167	86,462
	(5,219)	(4,167)	(85,000)

Other income/(expenses)
Interest expense	-	-	(15,000)
Total other income/(expense)	-	-	(15,000)

Net loss	$(5,219)	$(4,167)	$(100,000)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative since Re-entering the Development Stage on February 2, 2005
	2013	2012	to March 31, 2013
Cash flows from operating activities
Net loss	$(5,219)	$(4,167)	$(100,000)
Adjustment to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Accrued expense	-	4,225	20,804
Net cash used in operating activities	(5,219)	58	(79,196)

Cash flows from investing activities
Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	-	-	29,373
Proceeds from stock issuance	-	-	43,185
Proceeds from advance from shareholder	5,177	-	5,177
Other items	-	-	1,462
Net cash provided by financing activities	5,177	-	79,197

Net decrease in cash	(42)	58	1

Cash at beginning of period	$43	$11	$-

Cash at end of period	$1	$69	$1

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

International Industrial Enterprises Inc.
 (A Development Stage Company)
Notes To Unaudited Condensed Financial Statements
March 31, 2012

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation
The unaudited financial statements of International Industrial Enterprises, Inc. as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through March 31, 2013, the Company has incurred an accumulated deficit of $98,538 primarily related to organizational and administrative expenses.  The Company has a working capital deficit of $55,353.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

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

International Industrial Enterprises Inc.
 (A Development Stage Company)
Notes To Unaudited Condensed Financial Statements
March 31, 2012

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

International Industrial Enterprises Inc.
 (A Development Stage Company)
Notes To Unaudited Condensed Financial Statements
March 31, 2012

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continue)

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

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 at March 31, 2013 and December 31, 2012.  This advance is from, Jose Fernando Garcia, a shareholder with 20% of the Company’s outstanding common shares.  The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

During the three months ended March 31, 2013 and the year ended December 31, 2012, Jose Fernando Garcia advanced $5,177 and $13,293, respectively, to the Company by making payments for administrative expenses on behalf of the Company.

International Industrial Enterprises Inc.
 (A Development Stage Company)
Notes To Unaudited Condensed Financial Statements
March 31, 2012

NOTE E - CAPITAL STOCK

The Company has no authorized preferred stock.

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of March 31, 2013.  There were 2,500,000 shares of common stock issued and outstanding as of March 31, 2013.

NOTE F - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  There are no potentially dilutive securities or derivative instruments outstanding as of March 31, 2013 and 2012.

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders	$(5,219)	$(4,167)

Denominator:
Weighted average number of common shares outstanding	2,500,000	2,500,000
Basic and diluted EPS	$(0.00)	$(0.00)

NOTE G – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of March 31, 2013 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2013.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

Results of Operations

Three months ended March 31, 2013 Compared with the three months ended March 31, 2013

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

General and administrative expenses primarily includes costs to administer the public entity. The Company incurred general and administrative expenses of $5,219 for the three months ended March 31, 2013, as compared to $4,167 for the three months ended March 31, 2012.

From the date of return to development stage February 2, 2005, to March 31, 2013, the Company lost a total of $98,538. Most labor and services have been compensated with issuances of stock or cash that has been paid by our primary shareholder and resulted in the increase in the balance sheet account, "Advance from shareholder".

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  During the period from February 2, 2005 (date of return to development stage) through March 31, 2013, the Company has incurred an accumulated deficit of $98,538 primarily related to organizational and administrative expenses.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

Net cash used by operating activities was $42 for the three months ended March 31, 2013, compared to net cash provided by operating activities of $58 for the three months ended March 31, 2012.

Net cash provided by financing activities was $0 for the three months ended March 31, 2013 and 2012.

Net cash provided by financing activities was $0 for the three months ended March 31, 2013 and 2012.

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

The Company will continue to identify new financial partners and investors.  However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.  As of March 31, 2013, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2013.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.

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

Date: May 13, 2013

International Industrial Enterprises, Inc.
Registrant

By:	/s/ David Rogers
David Rogers Chairman of the Board Chief Executive Officer Chief Financial Officer