Form 10-Q
period 2013-09-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2013-11-07
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Registrant's Phone: (702) 255-4170

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ . No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐ .	Accelerated filer	☐ .
Non-accelerated filer	☐ . (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ . No  ☐    .

As of October 10, 2013, the issuer had 2,500,000 shares of common stock issued and outstanding.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2013 and 2012 and the period from February 2, 2005 to September 30, 2013	2

	Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) For the Nine Months Ended September 30, 2013 and the period from February 2, 2005 to September 30, 2013

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2013 and 2012 and the period from February 2, 2005 to September 30, 2013	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4.	Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		11

Item 1. Financial Statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$117	$43
Total Current Assets	117	43
Total Assets	$117	$43

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party loan (Note D)	$29,373	$29,373
Advance from shareholder (Note D)	31,183	20,804
Total Current Liabilities	60,556	50,177

Total Liabilities	60,556	50,177

Stockholders' Deficit (Note E)
Common stock, par value $.001, 50,000,000 shares authorized; 2,500,000 issued and outstanding at September 30, 2013 and December 31, 2012.	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(103,624)	(93,319)
Total Stockholders' Deficit	(60,439)	(50,134)
Total Liabilities and Stockholders' Deficit	$117	$43

See accompanying notes to the condensed consolidated financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012 and the
Period from February 2, 2005 to September 30, 2013

	Three Months Ended		Nine Months Ended		Cumulative since Re-entering the Development Stage on February 2, 2005
	September 30,		September 30,		to September 30,
	2013	2012	2013	2012	2013
Revenue
Revenue	$-	$-	$-	$-	$1,462

Operating expenses
General and administrative	2,577	3,661	10,305	9,236	91,548

Total operating expenses	2,577	3,661	10,305	9,236	91,548
Loss from operations	(2,577)	(3,661)	(10,305)	(9,236)	(90,086)

Other income/(expense)
Interest expense	-	-	-	-	(15,000)

Total other income (expense)	-	-	-	-	(15,000)
Net loss	$(2,577)	$(3,661)	$(10,305)	$(9,236)	$(105,086)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes to the condensed consolidated financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2013 and 2012 and the
Period from February 2, 2005 to September 30, 2013

	Nine Months Ended		Cumulative since Re-entering the Development Stage on February 2, 2005
	September 30,		to September 30,
Cash flows from operating activities	2013	2012	2013
Net loss	$(10,305)	$(9,236)	$(105,086)
Adjustments to reconcile net loss to net cash used
in operating activities:	-	-	-
Changes in operating assets and liabilities:
Accrued expense	-	15	-
Net cash used in operating activities	(10,305)	(9,221)	(105,086)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	-	-	29,373
Advance from shareholder	10,379	9,210	31,183
Proceeds from stock issuance	-	-	43,185
Other items	-	-	1,462
Net cash provided by financing activities	10,379	9,210	105,203

Net change in cash	74	(11)	117
Cash at beginning of period	43	11	-
Cash at end of period	$117	$-	$117

See accompanying notes to the condensed consolidated financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Period since Re-entering the Development Stage on February 2, 2005 to September 30, 2013

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation
The unaudited financial statements of International Industrial Enterprises, Inc. as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through September 30, 2013, the Company has incurred an accumulated deficit of $103,624 primarily related to organizational and administrative expenses.  The Company has a working capital deficit of $60,439.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

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

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 at September 30, 2013 and December 31, 2012.  This advance is from, Jose Fernando Garcia, a shareholder with 20% of the Company’s outstanding common shares.  The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

During the nine months ended September 30, 2013 and the year ended December 31, 2012, Jose Fernando Garcia advanced $10,379 and $13,293, respectively, to the Company by making payments for administrative expenses on behalf of the Company. These advances are recorded as accrued liabilities.

NOTE E - CAPITAL STOCK

The Company has no authorized preferred stock.

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of September 30, 2013.  There were 2,500,000 shares of common stock issued and outstanding as of September 30, 2013.

NOTE F - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  There are no potentially dilutive securities or derivative instruments outstanding as of September 30, 2013 and 2012.

Following is the computation of basic and diluted net loss per share for the three and six months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(2,577)	$(3,661)	$(10,305)	$(9,236)

Denominator:
Weighted average number of common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

Basic and diluted EPS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

NOTE G – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of September 30, 2013 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2013.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared with the Three and Nine Months Ended September 30, 2013

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

General and administrative expenses primarily includes costs to administer the public entity. The Company incurred general and administrative expenses of $2,577 for the three months ended September 30, 2013, as compared to $3,661 for the three months ended September 30, 2012. The Company incurred general and administrative expenses of $10,305 for the nine months ended September 30, 2013, as compared to $9,236 for the nine months ended September 30, 2012.

From the date of return to development stage February 2, 2005, to September 30, 2013, the Company lost a total of $105,086. Most labor and services have been compensated with issuances of stock or cash that has been paid by our primary shareholder and resulted in the increase in the balance sheet account, "Advance from shareholder".

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  During the period from February 2, 2005 (date of return to development stage) through September 30, 2013, the Company has incurred an accumulated deficit of $103,624 primarily related to organizational and administrative expenses.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

Net cash provided by operating activities was $74 for the nine months ended September 30, 2013, compared to net cash used by operating activities of $9,221 for the nine months ended September 30, 2012.

Net cash provided by financing activities was $10,379 and $9,210 for the nine months ended September 30, 2013 and 2012.

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

The Company will continue to identify new financial partners and investors.  However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.  As of September 30, 2013, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Date: November 7, 2013

International Industrial Enterprises, Inc.
Registrant

By:	/s/ David Rodgers
David Rodgers Chairman of the Board Chief Executive Officer Chief Financial Officer