Form 10-K
period 2013-12-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2014-04-01
CIK 1409986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐.No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐. No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐. No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒. No ☐

For the year ended December 31, 2013, the issuer had no revenues.

As of January 22, 2014, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of January 22, 2014 was 2,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

International Industrial Enterprises, Inc.
Form 10-K Annual Report

i

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

(b) Holders.  As of January __, 2014, there were 41 record holders of all of our issued and outstanding shares of Common Stock.

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

Results of Operations

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred general and administrative expenses of $12,747 for the year ended December 31, 2013, as compared to $13,261 for the year ended December 31, 2012.

From the date of return to development stage February 2, 2005, to December 31, 2013, the Company lost a total of $106,066. Most labor and services have been compensated with issuances of stock or cash that has been paid by our primary shareholder and resulted in the increase in the balance sheet account, "Advance from shareholder".

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  During the period from February 2, 2005 (date of return to development stage) through December 31, 2013, the Company has incurred an accumulated deficit of $106,066 primarily related to organizational and administrative expenses.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

Net cash provided by operating activities was $32 for the year ended December 31, 2013, compared to net cash provided by operating activities of $32 for the year ended December 31, 2012.

Net cash provided by financing activities was $0 for the years ended December 31, 2013 and 2012.

Net cash provided by financing activities was $0 for the years ended December 31, 2013 and 2012.

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

The Company will continue to identify new financial partners and investors.  However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.  As of December 31, 2013, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period since Re-entering the Development Stage on
February 2, 2005 to December 31, 2013

Page
Report of Independent Registered Public Accounting Firm	11

Consolidated Balance Sheets As of December 31, 2013 and 2012	12

Consolidated Statements of Operations For the Years Ended December 31, 2013 and 2012, and the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2013	13

Consolidated Statement of Changes in Stockholders' Deficit Cumulative since Re-entering the Development Stage on February 2, 2005 to December 31, 2013	14

Consolidated Statements of Cash Flows For the Years Ended December 31, 2013 and 2012, and the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2013	15

Notes to the Consolidated Financial Statements	16-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Industrial Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of International Industrial Enterprises, Inc. (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013and 2012  and the period since re-entering the development stage on February 2, 2005 through December 31 2013. International Industrial Enterprises, Inc. is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Industrial Enterprises, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and the period since re-entering the development stage on February 2, 2005 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, The Company is in the development stage, has not earned any significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2013 and the period since re-entering the development stage on February 5, 2005 through December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP
St. Louis Park, MN
March 28, 2014

1660 South Highway 100
Suite 500
St . Louis Park, MN 55416
630.277.2330

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets
Cash	$75	$43
Total Current Assets	75	43

Total Assets	$75	$43

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party loan (Note D)	$29,373	$29,373
Advance from shareholder (Note D)	33,583	20,804
Total Current Liabilities	62,956	50,177

Commitments and contingencies

Stockholders' Deficit (Note E)
Common stock, par value $.001, 50,000,000 shares authorized; 2,500,000 issued and outstanding at December 31, 2013 and 2012.	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(106,066)	(93,319)
Total Stockholders' Deficit	(62,881)	(50,134)
Total Liabilities and Stockholders' Deficit	$75	$43

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2013 and 2012 and the Period
Since Re-entering the Development Stage on February 2, 2005 to December 31, 2013

			Cumulative
			since
			Re-entering
			the Development Stage on February 2,
	Years Ended		2005 to
	December 31,		December 31,
	2013	2012	2013
Revenue
Revenue	$-	$-	$1,462

Operating expenses
General and administrative	12,747	13,261	93,990
Total operating expenses	12,747	13,261	93,990
Loss from operations	(12,747)	(13,261)	(92,528)

Other income/(expense)
Interest expense	-	-	(15,000)
Total other income (expense)	-	-	(15,000)
Net loss	$(12,747)	$(13,261)	$(107,528)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
Since Re-entering the Development Stage on February 2, 2005 through December 31, 2013

			Additional		Total
	Common Stock		Paid	Accumulated	Stockholder's
	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net loss				(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net loss				(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net loss				(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net loss				(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	2,500	40,685	(69,060)	(25,875)

Net loss				(3,419)	(3,419)
Balance, December 31, 2010	2,500,000	2,500	40,685	(72,479)	(29,294)

Net loss				(7,579)	(7,579)
Balance, December 31, 2011	2,500,000	$2,500	$40,685	$(80,058)	$(36,873)

Net loss				(13,261)	(13,261)
Balance, December 31, 2012	2,500,000	$2,500	$40,685	$(93,319)	$(50,134)

Net loss				(12,747)	(12,747)
Balance, December 31, 2013	2,500,000	$2,500	$40,685	$(106,066)	$(62,881)

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012 and the Period
Since Re-entering the Development Stage on February 2, 2005 to December 31, 2013

			Cumulative since Re-entering the
			Development
			Stage on
			February 2,
	Years Ended		2005 to
	December 31,		December 31,
Cash flows from operating activities	2013	2012	2013
Net loss	$(12,747)	$(13,261)	$(106,066)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Advance from shareholder	12,779	13,293	33,583
Net cash used in operating activities	32	32	(72,483)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	-	-	29,373
Proceeds from stock issuance	-	-	43,185

Net cash provided by financing activities	-	-	72,558

Net change in cash	32	32	75
Cash at beginning of period	43	11	-
Cash at end of period	$75	$43	$75

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Period since Re-entering the Development Stage on February 2, 2005 to December 31, 2013

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through December 31, 2013, the Company has incurred an accumulated deficit of $106,066 primarily related to organizational and administrative expenses.  The Company has a working capital deficit of $62,881.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

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

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 at December 31, 2013 and December 31, 2012.  This advance is from, Jose Fernando Garcia, a shareholder with 20% of the Company’s outstanding common shares.  The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

During the year ended December 31, 2013 and 2012, Jose Fernando Garcia advanced $12,779 and $13,293, respectively, to the Company by making payments for administrative expenses on behalf of the Company. These advances are recorded as accrued liabilities.

NOTE E - CAPITAL STOCK

The Company has no authorized preferred stock.

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of December 31, 2013.  There were 2,500,000 shares of common stock issued and outstanding as of December 31, 2013.

NOTE F - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  There are no potentially dilutive securities or derivative instruments outstanding as of December 31, 2013 and 2012.

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(12,747)	$(13,261)

Denominator:
Weighted average number of common shares outstanding	2,500,000	2,500,000

Basic and diluted EPS	$(0.01)	$(0.01)

NOTE G – INCOME TAXES (ADD TABLES FOR DEFERRED TAXES)

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of December 31, 2012 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2013.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. (T)   CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation and on these criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2013:

Name	Age	Title

David W. Rodgers	50	President, Secretary, Treasurer, Director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership-of and transactions-in our Common Stock to the SEC.  Copies of these reports are also required to be supplied to us.  To our knowledge, during the fiscal year ended December 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

ITEM 11.   EXECUTIVE COMPENSATION.

David W. Rodgers is our sole officer and director.  Mr. Rodgers does not receive any regular compensation for his services rendered on our behalf.  Mr. Rodgers did not receive any compensation during the years ended December 31, 2013 and 2012.  No officer or director is required to make any specific amount or percentage of his business time available to us.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2013 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and address of Beneficial Owner	Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class Owned (1)

David W. Rodgers	Pres/Sec/Treas/Dir.	500,000	20%
1982 Rainbow Blvd. # 101.
Las Vegas, NV 89108

Jose F. Garcia	Beneficial Owner	500,000	20%
4116 Antique Sterling Ct.
Las Vegas, NV 89129

(1)           Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 2,500,000 shares of Common Stock issued and outstanding on a fully diluted basis as of December 31, 2013. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

There were no related party transacitons pursuant to the above during the years ended December 31, 2013 and 2012. For related party transactions that do not exceed $120,000 please see “Note D - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KLJ & Associates, LLP  ("KLJ") currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2013. KLJ replaced Sam Kan & Company beginning with the review of our June 30, 2013 10-Q. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders.  The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to KLJ and Sam Kan & Company, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by KLJ and Sam Kan during the years ended December 31, 2013 and 2012:

	Year Ended
	December 31,
	2013	2012
Audit fees	$4,550	$4,100
Audit-related fees	-	-
Tax fees	-	1,175
Total fees	$4,550	$5,275

Audit Fees

Audit fees for the years ended December 31, 2013 and 2012, totaled $4,550 and $4,100 and consist of the aggregate fees billed by KLJ and Sam Kan & Company for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2013 and 2012.

Audit-Related Fees

There were no fees billed by our auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2013 and 2012, respectively.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2013 and 2012, respectively. The Company paid fees totaling $1,175 to a third party in 2012 for tax preparation services.

All Other Fees

There were no other fees billed by our auditors for the years ended December 31, 2013 and 2012.

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

The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2013 and 2012
•	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, and the cumulative period from Inception (May 5, 1998) to December 31, 2013
•	Consolidated Statements of Stockholders’ Equity (Deficit) from May 5, 1998 (Inception) to December 31, 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and the cumulative period from Inception (May 5, 1998) to December 31, 2013
•	Notes to Consolidated Financial Statements

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

International Industrial Enterprises, Inc.
(Registrant)

Date: April 1, 2014	By:	/s/ David W. Rodgers
David W. Rodgers Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Rodgers	Chief Executive Officer, Chief	April 1, 2014
David W. Rodgers	Financial Officer and Director
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