Form 10-Q
period 2014-03-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2014-05-13
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of April 21, 2014, the issuer had 2,500,000 shares of common stock issued and outstanding.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
FORM 10-Q
TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	1

	Condensed Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2014 and 2013 and the period from February 2, 2005 to March 31, 2014	2

	Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) From February 2, 2005 to March 31, 2014	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2014 and 2013 and the period from February 2, 2005 to March 31, 2014	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	10

PART II - OTHER INFORMATION

Item 6.	Exhibits	11

Signatures		12

Item 1.  Financial Statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$33	$75
Total Current Assets	33	75

Total Assets	$33	$75

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party loan (Note D)	$29,373	$29,373
Advance from shareholder (Note D)	38,708	33,583
Total Current Liabilities	68,081	62,956

Total Liabilities	68,081	62,956

Stockholders' Deficit (Note E)
Common stock, par value $.001, 50,000,000 shares authorized; 2,500,000 issued and outstanding at March 31, 2014 and December 31, 2013.	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(111,233)	(106,066)
Total Stockholders' Deficit	(68,048)	(62,881)
Total Liabilities and Stockholders' Deficit	$33	$75

See accompanying notes to condensed consolidated financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2014 and 2013 and the
Period from February 2, 2005 to March 31, 2014

	Three Months Ended		Cumulative since Re-entering the Development Stage on
	March 31,		February 2, 2005
	2014	2013	to March 31, 2014
Revenue
Revenue	$-	$-	$1,462

Operating expenses
General and administrative	5,167	5,219	99,157

Total operating expenses	5,167	5,219	99,157
Loss from operations	(5,167)	(5,219)	(97,695)

Other income/(expense)
Interest expense	-	-	(15,000)

Total other income (expense)	-	-	(15,000)
Net loss	$(5,167)	$(5,219)	$(112,695)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	2,500,000	2,500,000

See accompanying notes to condensed consolidated financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Deficit
From February 2, 2005 through March 31, 2014

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2005	2,500,000	$2,500	$40,685	$(30,252)	$12,933

Net loss				(25,761)	(25,761)
Balance, December 31, 2006	2,500,000	2,500	40,685	(56,013)	(12,828)

Net loss				(2,286)	(2,286)
Balance, December 31, 2007	2,500,000	2,500	40,685	(58,299)	(15,114)

Net loss				(3,852)	(3,852)
Balance, December 31, 2008	2,500,000	2,500	40,685	(62,151)	(18,966)

Net loss				(6,909)	(6,909)
Balance, December 31, 2009	2,500,000	2,500	40,685	(69,060)	(25,875)

Net loss				(3,419)	(3,419)
Balance, December 31, 2010	2,500,000	2,500	40,685	(72,479)	(29,294)

Net loss				(7,579)	(7,579)
Balance, December 31, 2011	2,500,000	$2,500	$40,685	$(80,058)	$(36,873)

Net loss				(13,261)	(13,261)
Balance, December 31, 2012	2,500,000	$2,500	$40,685	$(93,319)	$(50,134)

Net loss				(12,747)	(12,747)
Balance, December 31, 2013	2,500,000	$2,500	$40,685	$(106,066)	$(62,881)

Net loss				(5,167)	(5,167)
Balance, March 31, 2014	2,500,000	$2,500	$40,685	$(111,233)	$(68,048)

See accompanying notes to condensed consolidated financial statements

International Industrial Enterprises, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2013 and 2012 and the
Period from February 2, 2005 to March 31, 2014

	Three Months Ended		Cumulative since Re-entering the Development Stage on
	March 31,		February 2, 2005
Cash flows from operating activities	2014	2013	to March 31, 2014
Net loss	$(5,167)	$(5,219)	$(112,695)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-	-
Changes in operating assets and liabilities:
Accrued expense	5,125	5,177	38,708

Net cash used in operating activities	(42)	(42)	(73,987)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	-	-	29,373
Proceeds from stock issuance	-	-	43,185
Other items	-	-	1,462
Net cash provided by financing activities	-	-	74,020

Net change in cash	(42)	(42)	33
Cash at beginning of period	75	43	-
Cash at end of period	$33	$1	$33

See accompanying notes to condensed consolidated financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Period since Re-entering the Development Stage on February 2, 2005 to March 31, 2014

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

Basis of Presentation

The unaudited financial statements of International Industrial Enterprises, Inc. as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting.  Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 as filed with the Securities and Exchange Commission as part of our Form 10-K.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included.  The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through March 31, 2014, the Company has incurred an accumulated deficit of $111,233 primarily related to organizational and administrative expenses.  The Company has a working capital deficit of $68,048.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

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
For the Period since Re-entering the Development Stage on February 2, 2005 to March 31, 2014

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
For the Period since Re-entering the Development Stage on February 2, 2005 to March 31, 2014

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

During the three months ended March 31, 2014 and 2013, Jose Fernando Garcia advanced $5,125 and $5,177, respectively, to the Company by making payments for administrative expenses on behalf of the Company. These advances are recorded as advances from shareholder.

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 at March 31, 2014 and December 31, 2013.  This advance is from, Jose Fernando Garcia, a shareholder with 20% of the Company’s outstanding common shares.  The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Period since Re-entering the Development Stage on February 2, 2005 to March 31, 2014

NOTE E - CAPITAL STOCK

The Company has no authorized preferred stock.

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of March 31, 2014.  There were 2,500,000 shares of common stock issued and outstanding as of March 31, 2014.

NOTE F - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  There are no potentially dilutive securities or derivative instruments outstanding as of March 31, 2014 and 2013.

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(5,167)	$(5,219)
Denominator:
Weighted average number of common shares outstanding	2,500,000	2,500,000

Basic and diluted EPS	$(0.00)	$(0.00)

NOTE G – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of December 31, 2013 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2013.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

Results of Operations

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

General and administrative expenses primarily includes costs to administer the public entity. The Company incurred general and administrative expenses of $5,167 for the three months ended March 31, 2014, as compared to $5,219 for the three months ended March 31, 2013.

From the date of return to development stage February 2, 2005, to March 31, 2014, the Company lost a total of $111,233. Most labor and services have been compensated with issuances of stock or cash that has been paid by our primary shareholder and resulted in the increase in the balance sheet account, "Advance from shareholder".

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  During the period from February 2, 2005 (date of return to development stage) through March 31, 2014, the Company has incurred an accumulated deficit of $111,233 primarily related to organizational and administrative expenses.  We expect to incur losses into the foreseeable future.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary.  To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

Net cash used by operating activities was $42 for the three months ended March 31, 2014 and 2013.

Net cash provided by financing activities was $0 for the three months ended March 31, 2014 and 2013.

Net cash provided by financing activities was $0 for the three months ended March 31, 2014 and 2013.

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

The Company will continue to identify new financial partners and investors.  However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.  As of March 31, 2014, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Date: May 13, 2014

International Industrial Enterprises, Inc.
Registrant

By:	/s/ David W. Rogers
David W. Rogers Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)