Form 10-Q
period 2014-06-30
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2014-08-07
CIK 1409986

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of July 9, 2014, the issuer had 2,500,000 shares of common stock issued and outstanding.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

FORM 10-Q

Item 1. Financial Statements

International Industrial Enterprises, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$75
Total Current Assets	-	75

Total Assets	$-	$75

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$8	$-
Related party loan (Note D)	29,373	29,373
Advance from shareholder (Note D)	43,157	33,583
Total Current Liabilities	72,538	62,956

Total Liabilities	72,538	62,956

Stockholders' Deficit (Note E)
Common stock, par value $.001, 50,000,000 shares authorized; 2,500,000 issued and outstanding at June 30, 2014 and December 31, 2013.	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(115,723)	(106,066)
Total Stockholders' Deficit	(72,538)	(62,881)
Total Liabilities and Stockholders' Deficit	$-	$75

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	4,490	2,509	9,657	7,728
Total operating expenses	4,490	2,509	9,657	7,728
Loss from operations	(4,490)	(2,509)	(9,657)	(7,728)

Other income/(expense)
Interest expense	-	-	-	-
Total other income (expense)	-	-	-	-
Net loss	$(4,490)	$(2,509)	$(9,657)	$(7,728)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
Consolidated Statement of Changes in Stockholders' Deficit
For the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013

	Common Stock		Additional Paid	Accumulated	Total Stockholder's
	Shares	Amount	In Capital	Deficit	Deficit
Balance, December 31, 2012	2,500,000	$2,500	$40,685	$(93,319)	$(50,134)

Net loss				(12,747)	(12,747)
Balance, December 31, 2013	2,500,000	$2,500	$40,685	$(106,066)	$(62,881)

Net loss				(9,657)	(9,657)
Balance, June 30, 2014	2,500,000	$2,500	$40,685	$(115,723)	$(72,538)

See accompanying notes to financial statements

International Industrial Enterprises, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended
	June 30,
Cash flows from operating activities	2014	2013
Net loss	$(9,657)	$(7,728)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Changes in operating assets and liabilities:
Accrued expense	9,574	7,744
Net cash provided by (used) in operating activities	(83)	16

Cash flows from investing activities	-	-

Bank overdraft	8	-
Cash flows from financing activities	8	-

Net change in cash	(75)	16
Cash at beginning of period	75	43
Cash at end of period	$-	$59

See accompanying notes to financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION, RECENT ACCOUNTING PRONOUNCEMENTS AND ORGANIZATION

Basis of Presentation

The unaudited consolidated financial statements of International Industrial Enterprises, Inc. as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 as filed with the Securities and Exchange Commission as part of our Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion or will have a significant impact on its consolidated financial statements except as described below.

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity thereby removing the financial reporting distinction between development stage entities and other reporting entities.  In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the consolidated financial statements as those of a development stage entity.  The amendments are effective for the Company’s consolidated financial statements as of December 31, 2016, and interim periods therein; however, early application of each of the amendments is permitted for any reporting period.  The Company has adopted the amendments and no longer presents inception-to-date information in the consolidated statements of operations, consolidated statement of changes in stockholders' deficit and consolidated cash flows.  In addition, the consolidated financial statements will no longer be labeled as those of a development stage entity.

Organization

International Industrial Enterprises, Inc. (sometimes the “Company”) was incorporated on November 19, 1976 under the laws of the State of Delaware to engage in any lawful corporate activity.

We were engaged in real estate investments from formation until April 1982 and we were dormant until July 29, 1994. As at July 31, 1994, all funds raised in order to fulfill our initial objective had been expended. Thereafter, we had very limited operations until June 14, 2004 when we purchased Karlton Management, Inc., whose name was changed to Group One Associates Inc., a Nevada Corporation.

In 2004, we were engaged in the designing and printing tourist maps for various Las Vegas destinations. Our business stalled for eight months due to the death of our President in October 2006. On June 18, 2007, a new President was elected and we restarted our business. While we did not own any printing equipment, we intended to job-out our printing needs (maps) to established printing companies. Our tourist maps were to be printed on quality paper stock and our map designs were to be comical as well as informational. We intended to hire experienced advertising salesmen to sell advertising space on our maps. There is vigorous competition in the publishing and distribution of maps of Las Vegas. Some of these maps were sold and some were free. We intended to compete by offering a free Las Vegas map with advertisers, which feature main thoroughfares (no secondary roads) and the location of Hotels, Casinos, Restaurants and tourist locations.

We currently have conducted no business that has resulted in any income to the company.

NOTE B – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through June 30, 2014, the Company has incurred an accumulated deficit of $115,723 primarily related to organizational and administrative expenses. The Company has a working capital deficit of $72,538. We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

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

During the six months ended June 30, 2014 and 2013, Jose Fernando Garcia advanced $9,574 and $7,744, respectively, to the Company by making payments for administrative expenses on behalf of the Company. These advances are recorded as accrued liabilities.

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 at June 30, 2014 and December 31, 2013. This advance is from, Jose Fernando Garcia, a shareholder with 20% of the Company’s outstanding common shares. The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

NOTE E - CAPITAL STOCK

The Company has no authorized preferred stock.

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of June 30, 2014. There were 2,500,000 shares of common stock issued and outstanding as of June 30, 2014.

NOTE F - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities or derivative instruments outstanding as of June 30, 2014 and 2013.

Following is the computation of basic and diluted net loss per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(4,490)	$(2,509)	$(9,657)	$(7,728)

Denominator:
Weighted average number of common shares outstanding	2,500,000	2,500,000	2,500,000	2,500,000

Basic and diluted EPS	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Results of Operations

Three and Six Months Ended June 30, 2014 Compared with the Three and Six Months Ended June 30, 2013

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

General and administrative expenses primarily includes costs to administer the public entity. The Company incurred general and administrative expenses of $4,490 for the three months ended June 30, 2014, as compared to $2,509 for the three months ended June 30, 2013. The Company incurred general and administrative expenses of $9,657 for the six months ended June 30, 2014, as compared to $7,728 for the six months ended June 30, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 through June 30, 2014, the Company has incurred an accumulated deficit of $115,723 primarily related to organizational and administrative expenses. We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

Net cash used by operating activities was $83 for the six months ended June 30, 2014 and provided by of $16 for the six months ended June 30, 2013.

Net cash provided by finance activities included bank overdraft of $8 for the six months ended June 30 2014 and $0 for the six months ended June 30, 2013

The Company has limited financial resources available and has been unable to acquire significant funding which would allow the Company to pursue additional business, enable it to engage in research and development, or purchase revenue generating equipment. However, management has been successful in raising sufficient funds to cover the Company’s administrative expenses including the cost of auditing and other administrative costs primarily from shareholder loans provided by our primary shareholder.

The Company will continue to identify new financial partners and investors. However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of June 30, 2014, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 7, 2014

International Industrial Enterprises, Inc.
Registrant

By:	/s/ David Rodgers
David W. Rodgers Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

