Form 10-K
period 2014-12-31
INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.
filed 2015-03-16
CIK 1409986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

For the year ended December 31, 2014, the issuer had no revenues.

As of January 31, 2015, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of January 31, 2015 was 2,500,000 shares.

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

We have not entered into a written employment agreement with our officers and directors and none is expected in the foreseeable future. We have not obtained key man life insurance of our officers or directors. Notwithstanding the combined limited experience and time commitment of management, the loss of the services of Glen W. Rodgers and Jose F. Garcia, or either, would adversely affect development of our business and our likelihood of continuing operations.

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

(b) Holders. As of January 31, 2015, there were 41 record holders of all of our issued and outstanding shares of Common Stock.

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

Results of Operations

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

The Company has earned no significant revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future.

The Company incurred general and administrative expenses of $14,517 for the year ended December 31, 2014, as compared to $12,747 for the year ended December 31, 2013.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern. The Company has incurred an accumulated deficit of $120,583 primarily related to organizational and administrative expenses. We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

Net cash used by operating activities was $167 for the year ended December 31, 2014, compared to net cash provided by operating activities of $32 for the year ended December 31, 2013.

Net cash provided by financing activities was $0 for the years ended December 31, 2014 and 2013.

Net cash provided by financing activities was $100 and $0 for the years ended December 31, 2014 and 2013.

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

The Company will continue to identify new financial partners and investors. However, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. As of December 31, 2014, the company was authorized to issue 50,000,000 shares of common stock.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Page
Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets As of December 31, 2014 and 2013	F-2

Consolidated Statements of Operations For the Years Ended December 31, 2014 and 2013	F-3

Statement of Changes in Stockholders' Deficit For the Years Ended December 31, 2014 and 2013	F-4

Consolidated Statements of Cash Flows For the Years Ended December 31, 2014 and 2013	F-5

Notes to the Consolidated Financial Statements	F- 6 – F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Industrial Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of International Industrial Enterprises, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013.International Industrial Enterprises, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based upon our audit the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Industrial Enterprises, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, The Company has not earned any revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note B. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
March 10, 2015

1660 South Highway 100

Suite 500

St . Louis Park, MN 55416

630.277.2330

International Industrial Enterprises, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets
Cash	$8	$75
Total current assets	8	75

Total assets	$8	$75

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Related party loan (Note D)	$29,373	$29,373
Advance from shareholder (Note D)	48,033	33,583
Total current liabilities	77,406	62,956

Stockholders' deficit
Common stock, $0.001 par value; 50,000,000 shares authorized; 2,500,000 issued and outstanding at December 31, 2014 and 2013	2,500	2,500
Additional paid-in capital	40,685	40,685
Accumulated deficit	(120,583)	(106,066)
Total stockholders' deficit	(77,398)	(62,881)

Total liabilities and stockholders' deficit	$8	$75

See accompanying notes to consolidated financial statements

International Industrial Enterprises, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2014	2013
Revenues	$-	$-

Operating expenses
General and administrative	14,517	12,747
Total operating expenses	14,517	12,747

Loss from operations	(14,517)	(12,747)

Other expense
Interest expense	-	-
Total other expense	-	-

Net loss	$(14,517)	$(12,747)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average shares outstanding	2,500,000	2,500,000

See accompanying notes to consolidated financial statements

International Industrial Enterprises, Inc.
Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2012	2,500,000	$2,500	$40,685	$(93,319)	$(50,134)
Net loss, year ended December 31, 2013	-	-	-	(12,747)	(12,747)
Balance, December 31, 2013	2,500,000	2,500	40,685	(106,066)	(62,881)

Net loss, year ended December 31, 2014	-	-	-	(14,517)	(14,517)
Balance, December 31, 2014	2,500,000	$2,500	$40,685	$(120,583)	$(77,398)

See accompanying notes to consolidated financial statements

International Industrial Enterprises, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(14,517)	$(12,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on behalf of company	14,350	12,779
Net cash used in operating activities	(167)	32

Cash flows from investing activities	-	-

Cash flows from financing activities
Advances from shareholder	100	-
Net cash provided by financing activities	100	-

Cash, beginning of period	75	43
Net change in cash	(67)	32
Cash, end of period	$8	$75

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to consolidated financial statements

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

We currently have conducted no business that has resulted in revenue to the company.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. During the period from February 2, 2005 (date of return to development stage) through December 31, 2014, the Company has incurred an accumulated deficit of $120,583 primarily related to organizational and administrative expenses. The Company has a working capital deficit of $77,398 We expect to incur losses into the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. To date the Company has financed its expenses primarily from shareholder loans, payments made by others on behalf of the company and by the settlement of payable amounts with shares of common stock.

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

December 31, 2014 and 2013

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

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has an unsecured non-interest bearing related party loan in the amount of $29,373 at December 31, 2014and December 31, 2013. This advance is from Jose Fernando Garcia, a shareholder with 20% of the Company’s outstanding common shares. The proceeds were used for daily business operations. The loan bears no interest and it is due on demand.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE D - RELATED PARTY TRANSACTIONS (CONTUNED)

During the years ended December 31, 2014 and 2013, Jose Fernando Garcia advanced $14,450 and $12,779, respectively, to the Company by making payments for administrative expenses on behalf of the Company.

NOTE E - CAPITAL STOCK

The Company has no authorized preferred stock.

The Company had authorized Fifty Million (50,000,000) shares of common stock with a par value of $0.001 as of December 31, 2014. There were 2,500,000 shares of common stock issued and outstanding as of December 31, 2014 and 2013.

NOTE F - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. There are no potentially dilutive securities or derivative instruments outstanding as of December 31, 2014 or 2013.

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Numerator:	2014	2013
Loss available to common stockholders	$(14,517)	$(12,747)

Denominator:
Weighted average number of common shares outstanding	2,500,000	2,500,000

Basic and diluted loss per share	$(0.01)	$(0.01)

NOTE G – INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred losses since inception.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of December 31, 2014 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2014 and 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

INTERNATIONAL INDUSTRIAL ENTERPRISES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  (T)  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation and on these criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2014:

Name	Age	Title

David W. Rodgers	51	President, Secretary, Treasurer, Director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership-of and transactions-in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

ITEM 11.   EXECUTIVE COMPENSATION.

David W. Rodgers is our sole officer and director.  Mr. Rodgers does not receive any regular compensation for his services rendered on our behalf. Mr. Rodgers did not receive any compensation during the years ended December 31, 2014 or 2013.  No officer or director is required to make any specific amount or percentage of his business time available to us.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2014 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and address of Beneficial Owner	Position	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Class Owned (1)

David W. Rodgers 1982 Rainbow Blvd. # 101. Las Vegas, NV 89108	Pres/Sec/Treas/Dir.	500,000	20%

Jose F. Garcia 4116 Antique Sterling Ct. Las Vegas, NV 89129	Beneficial Owner	500,000	20%

(1) Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 2,500,000 shares of Common Stock issued and outstanding on a fully diluted basis as of December 31, 2014. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

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

There were no related party transacitons pursuant to the above during the years ended December 31, 2014 or 2013. For related party transactions that do not exceed $120,000 please see “Note D - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KLJ & Associates, LLP ("KLJ") currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2014. KLJ replaced Sam Kan & Company beginning with the review of our June 30, 2013 10-Q. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by KLJ and Sam Kan during the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit fees	$4,800	$4,550
Audit-related fees	-	-
Tax fees	-	-
Total	$4,800	$4,550

Audit Fees

Audit fees for the years ended December 31, 2014 and 2013, totaled $4,800 and $4,550 and consist of the aggregate fees billed by KLJ and Sam Kan & Company for the audit of the financial statements included in our Annual Report on Form 10-K and review of interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2014 and 2013.

Audit-Related Fees

There were no fees billed by our auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2014 and 2013, respectively.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2014 and 2013, respectively.

All Other Fees

There were no other fees billed by our auditors for the years ended December 31, 2014 or 2013.

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

The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2014 and 2013
●	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
●	Statement of Stockholders’ Deficit for the Years Ended December 31, 2014 and 2013
●	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
●	Notes to Consolidated Financial Statements

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

International Industrial Enterprises, Inc.
(Registrant)

Date: March 13, 2015	By:	/s/ David W. Rodgers
David W. Rodgers Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Rodgers	Chief Executive Officer, Chief	March 13, 2015
David W. Rodgers	Financial Officer and Director
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

